Form 10-Q
period 1996-06-30
KS BANCORP INC
filed 1996-08-02
CIK 912764

                                UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1996
                                    -----------------------------------------

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   ------------------    --------------------

                        Commission File Number 0-22734
                                               -------

                                KS BANCORP, INC.
                                ----------------
            (Exact name of registrant as specified in its charter)


            North Carolina                                56-184270
            --------------                                ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                            207 West Second Street
                                 P. O. Box 219
                          Kenly, North Carolina 27542
                          ---------------------------
              (Address of principal executive office) (Zip code)

                                (919)-284-4157
                                --------------
                       (Registrant's telephone  number)

                                      N/A
                                      ---
            (Former name, former address and former fiscal year, if
                          changed since last report)


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 1, 1996 there were issued and outstanding 663,263 shares of the Registrant's common stock, no par value.

                        KS BANCORP, INC. AND SUBSIDIARY

                                   CONTENTS

PART I - FINANCIAL INFORMATION                                   Pages
                                                                 -----
    Item 1.  Financial Statements

      Consolidated statements of financial
       condition at June 30, 1996
       (Unaudited) and December 31, 1995                          1-2

      Consolidated statements of income for
       the three months ended June 30, 1996
       and June 30, 1995 (Unaudited)                                3

      Consolidated statements of income for
       the six months ended June 30, 1996 and
       June 30, 1995 (Unaudited)                                    4

      Consolidated statements of cash flows
       for the six months ended June 30, 1996
       and June 30, 1995 (Unaudited)                              5-6

      Notes to consolidated financial
       statements                                                   7

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                         8-10


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                      11

    Item 2.  Changes in Securities                                  11

    Item 3.  Defaults upon Senior Securities                        11

    Item 4.  Submission of Matters to a
               Vote of Security Holders                             11

    Item 5.  Other Information                                      11

    Item 6.  Exhibits and Reports on Form 8-K                       11


    Signatures                                                      12

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1996 AND DECEMBER 31, 1995

                                              June 30,                  December 31,
ASSETS                                          1996                        1995
- ------------------------------------------------------------------------------------------
                                            (Unaudited)
Cash and short-term cash investments:
 Interest-bearing                           $  3,448,064               $  3,707,373
 Noninterest-bearing                             448,281                    376,041
Investment securities:
 Held to maturity, at cost                     2,490,644                  2,302,701
 Available for sale, at fair value             6,057,101                  7,093,610
 FHLB stock and other nonmarketable
  equity securities                              752,200                    752,200
Mortgage-backed securities, held to
 maturity, at cost                             1,556,153                  1,876,157
Loans receivable, net                         76,453,592                 70,098,830
Accrued interest receivable:
 Loans                                           448,557                    388,214
 Investment securities                            96,430                    109,713
Property and equipment, net                    1,468,496                  1,254,374
Real estate held for sale                        214,647                    214,647
Prepaid expenses and other assets                101,887                     58,582
Refundable income taxes                              --                      41,783
                                            ---------------------------------------
       TOTAL ASSETS                         $ 93,536,052               $ 88,274,225
                                            =======================================


                                           June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1996          1995
- -------------------------------------------------------------------------------
                                          (Unaudited)
Liabilities:
 Deposits                                 $75,989,574   $70,737,836
 Advances from Federal Home Loan Bank       3,000,000     3,000,000
 Accounts payable and accrued expenses        147,619       126,738
 Advance payments by borrowers for
  taxes and insurance                          71,834        51,576
 Deferred income taxes                        482,679       494,357
 Income taxes payable                           9,019           --
                                          --------------------------
       TOTAL LIABILITIES                   79,700,725    74,410,507
                                          --------------------------
Stockholders' equity:
 Preferred stock, no par value,
  authorized 5,000,000 shares;
   none issued                                    --            --
 Common stock, no par value, authorized
  20,000,000 shares; issued 663,263
  shares in 1996 and 683,263 in 1995              --            --
 Additional paid-in capital                 5,142,190     5,495,371
 Note receivable, ESOP                       (312,000)     (312,000)
 Unrealized gain on securities                338,940       360,795
  available for sale, net of tax effect
 Retained earnings, substantially
  restricted                                8,666,197     8,319,552
                                          --------------------------
       TOTAL STOCKHOLDERS' EQUITY          13,835,327    13,863,718
                                          --------------------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY              $93,536,052   $88,274,225
                                          ==========================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                   1996              1995
- ----------------------------------------------------------------------------
Interest and dividend income:
 Loans                                       $   1,659,623     $   1,485,292
 Investment securities                             142,297           171,902
 Mortgage-backed securities                         28,128            30,051
 Interest-bearing deposits                          24,413            14,781
                                             -------------------------------
       TOTAL INTEREST INCOME                     1,854,461         1,702,026
Interest expense:
 Deposits                                          931,061           817,391
 Borrowings                                         48,966            25,864
                                             -------------------------------
       TOTAL INTEREST EXPENSE                      980,027           843,255
                                             -------------------------------
       NET INTEREST INCOME                         874,434           858,771
Provision for loan losses                            2,000             5,000
                                             -------------------------------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                 872,434           853,771
 Other income                                       32,360            23,700
                                             -------------------------------
                                                   904,794           877,471
                                             -------------------------------
Noninterest expense:
 Compensation and employee benefits                253,757           227,931
 Occupancy                                          18,098            24,284
 Equipment maintenance and expense                  15,473            14,025
 Data processing and outside service fees           38,191            35,247
 Insurance                                          43,320            43,407
 Other                                              79,361            66,435
                                             -------------------------------
                                                   448,200           411,329
                                             -------------------------------
       INCOME BEFORE INCOME TAXES                  456,594           466,142
                                             -------------------------------
Income taxes:
 Current                                           153,797           143,897
 Deferred                                           11,125            16,313
                                             -------------------------------
                                                   164,922           160,210
                                             -------------------------------
       NET INCOME                            $     291,672     $     305,932
                                             ===============================
Primary earnings per share                   $        0.42     $        0.41
                                             ===============================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                  1996              1995
- ----------------------------------------------------------------------------
Interest and dividend income:
 Loans                                       $   3,247,655     $   2,891,328
 Investment securities                             291,603           329,910
 Mortgage-backed securities                         53,728            58,753
 Interest-bearing deposits                          47,804            29,850
                                             -------------------------------
       TOTAL INTEREST INCOME                     3,640,790         3,309,841
Interest expense:
 Deposits                                        1,834,179         1,536,268
 Borrowings                                         93,785            45,274
                                             -------------------------------
       TOTAL INTEREST EXPENSE                    1,927,964         1,581,542
                                             -------------------------------
       NET INTEREST INCOME                       1,712,826         1,728,299
Provision for loan losses                           42,000             7,000
                                             -------------------------------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES               1,670,826         1,721,299
 Other income                                       66,970            39,792
                                             -------------------------------
                                                 1,737,796         1,761,091
                                             -------------------------------
Noninterest expense:
 Compensation and employee benefits                508,388           443,618
 Occupancy                                          39,013            39,781
 Equipment maintenance and expense                  30,576            29,255
 Data processing and outside service fees           76,267            67,300
 Insurance                                          87,283            86,815
 Other                                             162,420           155,807
                                             -------------------------------
                                                   903,947           822,576
                                             -------------------------------
       INCOME BEFORE INCOME TAXES                  833,849           938,515
                                             -------------------------------
Income taxes:
 Current                                           291,696           301,437
 Deferred                                            1,720            34,156
                                             -------------------------------
                                                   293,416           335,593
                                             -------------------------------
       NET INCOME                            $     540,433     $     602,922
                                             ===============================

Primary earnings per share                   $        0.78     $        0.80
                                             ===============================

KS BANCORP, INC.  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      1996              1995
- -------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income                                       $    540,433     $    602,922
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                        36,100           19,955
   Deferred income taxes                                 1,720           34,156
   Loss on sale of investment securities                 7,169           17,401
   Provision for loan losses                            42,000            7,000
   Gain on sale of REO                                      -            (7,929)
   ESOP compensation expense credited
    to paid-in capital                                  16,819           11,823
   Changes in assets and liabilities:
    (Increase) decrease in:
      Accrued interest receivable                      (47,060)          (4,298)
      Prepaid expenses and other assets                (43,305)         (44,700)
      Refundable income taxes                           41,783           (7,425)
    Increase (decrease) in:
      Accrued expenses and other
       liabilities                                      20,881          129,131x
      Income taxes payable                               9,019                -
                                                  -----------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES       625,559          758,036
                                                  -----------------------------
Cash Flows From Investing Activities
 Proceeds from maturities of investments             1,800,000          300,000
 Proceeds from sale of investments
  available for sale                                   497,500        1,233,126
 Purchase of investments                            (1,482,154)        (502,344)
 Principal repayments of MBS's                         308,440           56,086
 Mortgage loans, net                                (6,396,762)      (4,878,203)
 Proceeds from sale of REO                                   -           63,326
 Purchase of property and equipment                   (247,860)        (356,663)
                                                  -----------------------------
       NET CASH USED IN INVESTING
        ACTIVITIES                                  (5,520,836)      (4,084,672)
                                                  -----------------------------


KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      1996             1995
- -------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Net increase in deposits                        $   5,251,738    $   2,497,451
 Advance from Federal Home Loan Bank                         -        2,000,000
 Increase in advance payments by borrowers
    for taxes and insurance                             20,258           26,117
 Cash dividends paid                                  (193,788)        (142,933)
 Repurchase of common stock                           (370,000)        (418,908)
                                                 ------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES      4,708,208        3,961,727
                                                 ------------------------------
      NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                           (187,069)         635,091
Cash and cash equivalents:
 Beginning                                           4,083,414        2,638,510
                                                 ------------------------------
 Ending                                          $   3,896,345    $   3,273,601
                                                 ==============================

Supplemental Disclosures of Cash Flow
 Information
 Cash payments for:
   Interest                                      $  1,929,576     $   1,582,131
                                                 ==============================
   Income taxes                                  $    247,868     $     302,195
                                                 ==============================
 Cash and cash equivalents:
   Cash and short-term investments:
    Interest-bearing                             $   3,448,064    $   2,885,423
    Noninterest-bearing                                448,281          388,178
                                                 ------------------------------
                                                 $   3,896,345    $   3,273,601
                                                 ==============================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -----------------------------------------------------------------------------
NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1995, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1996.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1995 KS Bancorp, Inc. annual report.

NOTE 2.      ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses increased by the related provisions charged to operations of $2,000 and $42,000 during the three and six month periods ended June 30, 1996, and $5,000 and $7,000 during the three and six month periods ended June 30, 1995, respectively. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at June 30, 1996 is $274,867. The Bank's ratio of nonperforming assets to total assets at June 30, 1996 and 1995 was .52% and .24%, respectively.

NOTE 3.      EARNINGS PER SHARE

KS Bancorp's earnings per share for the three and six month periods ended June 30, 1996 were based upon the weighted average number of 635,963 and 641,018 shares assumed to be outstanding for the periods, respectively. Earnings per share for the three and six month periods ended June 30, 1995 were based upon the weighted average number of 743,094 and 753,442 shares assumed to be outstanding for the periods, respectively. Stock options had a dilutive effect on earnings per share in the three and six month periods ended June 30, 1996 and June 30, 1995. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans."

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the quarter and six months ended June 30, 1996 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Kenly Savings Bank, SSB (the
Bank). This overview should be read in conjunction with the consolidated financial statements and supplemental financial data contained herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Corporation's 1995 annual report on form 10-K.

OVERVIEW OF FIRST QUARTER RESULTS:

Continuing the trend begun during the quarter ended March 31, 1996, total assets increased by $3.7 million during the three month period ended June 30, 1996 primarily as a result of an increase in savings of $3.5 million. Earnings for the period totaled approximately $292,000 which also caused total assets to increase during the quarter. The increase in savings and earnings for the period provided funds for the Bank's increase in mortgage loan activity.

Mortgage loans increased by $3.0 million during the three month period ended June 30, 1996, building on the $3.3 million increase during the previous quarter. The increase resulted primarily from an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio.

Investment securities and short-term interest-bearing deposits increased by approximately $325,000 during the three months ended June 30, 1996 after decreasing by approximately $1.4 million during the previous quarter. The portfolio, which amounted to $12.7 million at June 30, 1996, contains available for sale securities with unrealized gains of $565,000 and unrealized losses of $18,000, for a net unrealized gain of $547,000.

During the quarter ended June 30, 1996, the Corporation began construction on a new branch facility in Kenly, North Carolina. Retail banking operations which are conducted in the main office facility in Kenly will be transferred over to this new branch location once it is completed, currently expected to be later this fall. In addition, at the beginning of the current quarter, the Goldsboro branch was opened as a full-service branch. It had previousily operated as a loan origination facility.

The Corporation's annualized return on assets for the three and six month periods ended June 30, 1996 1.27% and 1.19%, respectively. For the same periods in 1995, the annualized return on assets was 1.42% for each period. The Corporation's annualized return on equity for the three and six month periods ended June 30, 1996 of 8.50% and 7.85%, respectively, compared to 8.26% and 8.22% for the same periods in 1995.

During the first quarter of 1996, the Corporation repurchased 20,000 shares of its stock for a purchase price of $370,000 in accordance with a stock repurchase plan authorized by the Corporation's Board of Directors. No further repurchases were made during the quarter ended June 30, 1996. At June 30, 1996, the Corporation was authorized to repurchase approximately 3,500 additional shares of stock. During

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------
each of the quarters ended March 31, 1996 and June 30, 1996, the Corporation paid cash dividends of $0.15, amounting to approximately $98,000 and $95,000, respectively. At June 30, 1996, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

Net income for the three and six month periods ended June 30, 1996 and 1995 was $291,672 ($.42 per share) and $540,433 ($.78 per share), respectively. Net income for the comparable periods in 1995 was $305,932 ($.41 per share) and $602,922 ($.80 per share), respectively. Net interest income for the three month period ended June 30, 1996 was approximately $16,000 higher than the comparable period of 1995, while net interest income for the six month period ended June 30, 1996 was approximately $15,000 lower than the comparable period. The insignificant changes in net interest income resulted from a higher net interest rate spread during the periods in 1996 as compared to the same periods in 1995 but on a lower level of net interest earning assets (average interest-earning assets less interest-bearing liabilities). The Bank's interest rate spread increased primarily because a greater percentage of its interest earning assets in 1996 were comprised of higher yielding loans as compared to the same periods in 1995 In addition, the Bank's interest earning assets, which typically respond slower than more rate sensitive deposits to overall market interest rate fluctuations, continued to adjust upward as rates began to stabilize at higher levels during the first two quarters of 1996 as compared with the same quarters in 1995. The Bank's cost of funds was not significantly higher during the first two quarters of 1996 as compared with the same periods in 1995.

Noninterest expense increased by approximately $37,000 during the three month period ended June 30, 1996 versus the comparable period in 1995 extending the first quarter difference of $44,000 to $81,000 for the six month period. The primary reason for the increase was due to increased levels of compensation and other expenses associated with the operations of the branch office in Goldsboro,
North Carolina.   This office was opened during the quarter ended March 31, 1995 as a loan origination office, and continued to function in this manner throughout 1995. During the quarter ended March 31, 1996, renovations were completed on a new replacement facility in Goldsboro which was opened as a full service branch office.

ASSET QUALITY:

Nonperforming assets, which consist of nonaccrual loans and real estate acquired through foreclosure, amounted to approximately $487,000 and $212,000 at June 30, 1996 and 1995, respectively. The ratio of nonperforming assets to total assets at June 30, 1996 and 1995 was .52% and .24%, respectively. Due to the slightly higher ratio of nonperforming assets to total assets and an increased balance of loans outstanding, the Bank added $40,000 to its allowance for loan losses during the quarter ended March 31, 1996 compared to $2,000 during the quarter ended March 31, 1995. Additions to the allowance during the three months ended June 30, 1996 and 1995 were $2,000 and $5,000, respectively. The Bank did not charge-off any loans during the first six months of 1996. The balance of the Bank's allowance for loan losses amounted to approximately $275,000 at June 30, 1996 and is considered adequate by management to absorb existing losses, either known or inherent in the portfolio.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------
LIQUIDITY:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, or maintenance of shorter term interest-bearing deposits.

The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded such requirements at June 30, 1996 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

CAPITAL RESOURCES AND ADEQUACY:

KS Bancorp, Inc's stockholders' equity was $13,835,327, or 14.79% of total assets at June 30, 1996. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at June 30, 1996.

Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

             The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

    Item 2.  Changes in Securities

             Not applicable

    Item 3.  Defaults Upon Senior Securities

             Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

             Not applicable

    Item 5.  Other Information

             Not applicable

    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Not applicable

             (b)  Not applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KS BANCORP, INC.

     Dated      August 1, 1996               By: /s/ Harold T. Keen
           -------------------------------       -----------------------------
                                                 Harold T. Keen
                                                 President and CEO

     Dated      August 1, 1996               By: /s/ Helen B. Pollock
           -------------------------------       -----------------------------
                                                 Helen B. Pollock
                                                 Treasurer