Form 10-Q
period 1996-09-30
KS BANCORP INC
filed 1996-11-12
CIK 912764

                                 UNITED  STATES
                      SECURITIES AND  EXCHANGE  COMMISSION
                             Washington  D.C. 25049

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1996
                                    ------------------------------------------

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ----------------  ----------------------

                         Commission File Number 0-22734
                                                -------

                                KS BANCORP, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

     North Carolina                                    56-1842707
     --------------                                    ----------
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

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                           ---------  ---------

As of November 1, 1996 there were issued and outstanding 663,263 shares of the Registrant's common stock, no par value.

                        KS Bancorp, Inc. and Subsidiary

                                    CONTENTS


PART I-FINANCIAL INFORMATION                                      Pages
                                                                  -----

  Item 1.  Financial Statements

   Consolidated statements of financial condition
   at September 30, 1996 (Unaudited) and December 31, 1995           1-2

   Consolidated statements of income for the three months
   ended September 30, 1996 and September 30, 1995 (Unaudited)         3

   Consolidated statements of income for the nine months
   ended September 30, 1996 and September 30, 1995 (Unaudited)         4

   Consolidated statements of cash flows for the nine months
   ended September 30, 1996 and September 30, 1995 (Unaudited)       5-6

   Notes to consolidated financial statements                          7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8-10



PART II-OTHER INFORMATION

   Item 1.  Legal Proceedings                                          11

   Item 2.  Changes in Securities                                      11

   Item 3.  Defaults upon Senior Securities                            11

   Item 4.  Submission of Matters to a Vote of Security Holders        11

   Item 5.  Other Information                                          11

   Item 6.  Exhibits and Reports on Form 8-K                           11



   Signatures                                                          12

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1996 and December 31, 1995

                                             September 30,        December 31,
ASSETS                                           1996                 1995
-----------------------------------------------------------------------------
                                              (Unaudited)
Cash and short-term cash investments:
 Interest-bearing                            $  3,596,132        $  3,707,373
 Noninterest-bearing                              483,011             376,041
Investment securities:
 Held to maturity, at cost                      2,493,117           2,302,701
 Available for sale, at fair value              5,649,586           7,093,610
 FHLB stock and other nonmarketable equity
  securities                                      752,200             752,200
Mortgage-backed securities, held to
 maturity, at cost                              1,400,818           1,876,157
Loans receivable, net                          79,058,874          70,098,830
Accrued interest receivable:
 Loans                                            473,356             388,214
 Investment securities                             99,309             109,713
Property and equipment, net                     1,635,264           1,254,374
Real estate held for sale                         214,647             214,647
Prepaid expenses and other assets                 141,035              58,582
Refundable income taxes                           152,897              41,783
                                             --------------------------------
       Total Assets                          $ 96,150,246        $ 88,274,225
                                             ================================


                                          September 30,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1996                    1995
--------------------------------------------------------------------------------
                                           (Unaudited)
Liabilities:
 Deposits                                $  77,123,181           $  70,737,836
 Advances from Federal Home Loan Bank        4,000,000               3,000,000
 Accounts payable and accrued expenses         644,889                 126,738
 Advance payments by borrowers for taxes
  and insurance                                 79,999                  51,576
 Deferred income taxes                         487,213                 494,357
                                         -------------------------------------
       Total liabilities                    82,335,282              74,410,507
                                         -------------------------------------
Stockholders' equity:
 Preferred stock, no par value,
   authorized 5,000,000 shares;
   none issued                                       -                       -
 Common stock, no par value,
   authorized 20,000,000 shares;
   issued 663,263 shares in 1996
   and 683,263 in 1995                               -                       -
 Additional paid-in capital                  5,151,579               5,495,371
 Note receivable, ESOP                        (312,000)               (312,000)
 Unrealized gain on securities
  available for sale, net of
  tax effect                                   393,227                 360,795
 Retained earnings, substantially
  restricted                                 8,582,158               8,319,552
                                         -------------------------------------
       Total stockholders' equity           13,814,964              13,863,718
                                         -------------------------------------
       Total liabilities and
        stockholders' equity             $  96,150,246           $  88,274,225
                                         =====================================

                See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended September 30, 1996 and 1995

                                                   1996               1995
--------------------------------------------------------------------------------
Interest and dividend income:
 Loans                                      $    1,721,568     $    1,538,060
 Investment securities                             131,862            176,418
 Mortgage-backed securities                         23,423             30,144
 Interest-bearing deposits                          21,566             22,383
                                            ------------------------------------
       Total interest income                     1,898,419          1,767,005
Interest expense:
 Deposits                                          965,852            889,243
 Borrowings                                         52,478             60,712
                                            ------------------------------------
       Total interest expense                    1,018,330            949,955
                                            ------------------------------------
       Net interest income                         880,089            817,050
Provision for loan losses                           20,500                 -
                                            ------------------------------------
       Net interest income after
         provision for loan losses                 859,589            817,050
 Other income                                       40,794             23,166
                                            ------------------------------------
                                                   900,383            840,216
                                            ------------------------------------
Noninterest expense:
 Compensation and employee benefits                274,794            240,351
 Occupancy                                          18,988             22,379
 Equipment maintenance and expense                  14,839             26,318
 Data processing and outside service fees           38,361             34,912
 Insurance                                          43,319             43,560
 Special SAIF assessment                           436,548                 -
 Other                                              56,333             59,658
                                            ------------------------------------
                                                   883,182            427,178
                                            ------------------------------------
       Income before income taxes                   17,201            413,038
                                            ------------------------------------
Income taxes (credits):
 Current                                           (19,455)           148,872
 Deferred                                           25,300             11,532
                                            ------------------------------------
                                                     5,845            160,404
                                            ------------------------------------
       Net income                           $       11,356     $      252,634
                                            ====================================

Primary earnings per share                  $         0.02     $         0.33
                                            ====================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
Nine Months Ended September 30, 1996 and 1995

                                                    1996              1995
--------------------------------------------------------------------------------
Interest and dividend income:
 Loans                                      $    4,969,223  $      4,429,388
 Investment securities                             423,465           506,328
 Mortgage-backed securities                         77,151            88,897
 Interest-bearing deposits                          69,370            52,233
                                            ----------------------------------
       Total interest income                     5,539,209         5,076,846
Interest expense:
 Deposits                                        2,800,031         2,425,511
 Borrowings                                        146,263           105,986
                                            ----------------------------------
       Total interest expense                    2,946,294         2,531,497
                                            ----------------------------------
       Net interest income                       2,592,915         2,545,349
Provision for loan losses                           62,500             7,000
                                            ----------------------------------
      Net interest income after
         provision for loan losses               2,530,415         2,538,349
 Other income                                      107,764            62,958
                                            ----------------------------------
                                                 2,638,179         2,601,307
                                            ----------------------------------
Noninterest expense:
 Compensation and employee benefits                783,182           683,969
 Occupancy                                          58,001            62,160
 Equipment maintenance and expense                  45,415            55,573
 Data processing and outside service fees          114,628           102,212
 Insurance                                         130,602           130,375
 Special SAIF assessment                           436,548                 -
 Other                                             218,753           215,465
                                            ----------------------------------
                                                 1,787,129         1,249,754
                                            ----------------------------------
       Income before income taxes                  851,050         1,351,553
                                            ----------------------------------
Income taxes:
 Current                                           272,241           450,309
 Deferred                                           27,020            45,688
                                            ----------------------------------
                                                   299,261           495,997
                                            ----------------------------------
       Net income                           $      551,789    $      855,556
                                            ==================================

Primary earnings per share                  $         0.80    $         1.13
                                            ==================================



KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 1996 and 1995

                                                     1996               1995
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
 Net income                                   $     551,789       $     855,556
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                     50,621              44,162
   Deferred income taxes                            (27,020)             45,688
   Loss on sale of investment securities              7,169              17,401
   Provision for loan losses                         62,500               7,000
   Gain on sale of REO                                    -              (7,929)
   ESOP compensation expense credited
    to paid-in capital                               26,208              21,572
   Changes in assets and liabilities:
    (Increase) decrease in:
      Accrued interest receivable                   (74,738)            (21,973)
      Prepaid expenses and other assets             (82,453)            (70,251)
      Refundable income taxes                      (111,114)             (9,039)
    Increase (decrease) in:
      Accrued expenses and other liabilities        518,151              62,866
      Income taxes payable                              -                   -

       Net cash provided by operating         ----------------------------------
           activities                               921,113             945,053
                                              ----------------------------------
Cash Flows From Investing Activities
 Proceeds from maturities of investments          2,300,000           1,300,000
 Proceeds from sale of investments
  available for sale                                497,500           1,233,126
 Purchase of investments                         (1,482,154)         (1,002,344)
 Principal repayments of MBS's                      458,871              85,133
 Mortgage loans, net                             (9,022,544)         (5,759,523)
 Proceeds from sale of REO                                -              63,326
 Purchase of property and equipment                (431,642)           (601,497)

       Net cash used in investing             --------------------------------
        activities                               (7,679,969)         (4,681,779)
                                              ---------------------------------





KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 1996 and 1995

                                                    1996                1995
--------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Net increase in deposits                   $     6,385,345   $       3,881,995
 Advance from Federal Home Loan Bank              1,000,000           2,000,000
 Increase in advance payments by
   borrowers for taxes and insurance                 28,423              24,242
 Cash dividends paid                               (289,183)           (248,167)
 Repurchase of common stock                        (370,000)           (418,908)
                                            ------------------------------------
       Net cash provided by financing
        activities                                6,754,585           5,239,162
                                            ------------------------------------
       Net increase (decrease) in cash
        and cash equivalents                         (4,271)          1,502,436
Cash and cash equivalents:
 Beginning                                        4,083,414           2,638,510
                                            ------------------------------------
 Ending                                     $     4,079,143   $       4,140,946
                                            ====================================

Supplemental Disclosures of Cash Flow
 Information
 Cash payments for:
   Interest                                 $     2,938,462   $       2,532,650
                                            ===================================
   Income taxes                             $       444,368   $         487,837
 Cash and cash equivalents:                 ===================================
   Cash and short-term investments:
    Interest-bearing                        $     3,596,132   $       3,868,492
    Noninterest-bearing                             483,011             272,454
                                            -----------------------------------
                                            $     4,079,143   $       4,140,946
                                            ===================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1995, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1996.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1995 KS Bancorp, Inc. annual report.

Note 2.  Allowance for Loan Losses

The Bank's allowance for loan losses increased by the related provisions charged to operations of $20,500 and $62,500 during the three and nine month periods ended September 30, 1996, and $-0- $7,000 during the three and nine month periods ended September 30, 1995, respectively. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at September 30, 1996 is $295,367. The Bank's ratio of nonperforming assets to total assets at September 30, 1996 and 1995 was .55% and .12%, respectively.

Note 3.  Earnings Per Share

KS Bancorp's earnings per share for the three and nine month periods ended September 30, 1996 were based upon the weighted average number of 692,587 and 693,300 shares of common stock and common stock equivalents assumed to be outstanding for the periods, respectively. Earnings per share for the three and nine month periods ended September 30, 1995 were based upon the weighted average number of 756,621 and 754,454 shares of common stock and common stock equivalents assumed to be outstanding for the periods, respectively. Stock options had a dilutive effect on earnings per share in the three and nine month periods ended September 30, 1996 and September 30, 1995. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans."

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the quarter and nine months ended September 30, 1996 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Kenly Savings Bank, SSB (the
Bank). This overview should be read in conjunction with the consolidated financial statements and supplemental financial data contained herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Corporation's 1995 annual report on form 10-K.

Overview of Third Quarter Results:

Continuing the trend begun during the first two quarters of 1996, total assets increased by $2.6 million during the three month period ended September 30, 1996 funded principally from an increase in savings of $1.1 million and $1.0 million in additional borrowings from the FHLB. Accounts payable and accrued expenses also increased by $497,000 during the three months ended September 30, 1996, primarily due to the Bank's accrual of $437,000 for payment of the special SAIF assessment levied by the FDIC on all SAIF insured institutions. The increase in savings and borrowings provided funds for the Bank's increase in mortgage loan activity.

Mortgage loans increased by $2.6 million during the three month period ended September 30, 1996, building on the $6.4 million increase during the previous two quarters. The increase resulted primarily from an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio.

Investment securities and short-term interest-bearing deposits decreased by approximately $257,000 during the three months ended September 30, 1996 after decreasing by approximately $1.1 million during the previous two quarters. The portfolio, which amounted to $12.5 million at September 30, 1996, contains available for sale securities with unrealized gains of $650,000 and unrealized losses of $16,000, for a net unrealized gain of $634,000.

During the quarter ended September 30, 1996, the Corporation continued construction on a new branch facility in Kenly, North Carolina, begun during the previous quarter. Retail banking operations which are conducted in the main office facility in Kenly will be transferred over to this new branch location once it is completed, currently expected to be during the fourth quarter.

The Corporation's annualized return on assets for the three and nine month periods ended September 30, 1996 was .05% and .80%, respectively. For the same periods in 1995, the annualized return on assets was 1.15% and 1.33%, respectively. The Corporation's annualized return on equity for the three and nine month periods ended September 30, 1996 was .33% and 5.32%, respectively, compared to 6.79% and 7.72% for the same periods in 1995.

During the first quarter of 1996, the Corporation repurchased 20,000 shares of its stock for a purchase price of $370,000 in accordance with a stock repurchase plan authorized by the Corporation's Board of

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Directors. No further repurchases were made during the quarters ended June 30, 1996 or September 30, 1996. At September 30, 1996, the Corporation was authorized to repurchase approximately 3,500 additional shares of stock. During each of the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, the Corporation paid cash dividends of $0.15, amounting to approximately $98,000, $95,000 and $95,000, respectively. At September 30, 1996, both the Corporation's and the Bank's capital were significantly in excess of regulatory capital requirements.

Net income for the three and nine month periods ended September 30, 1996 was $11,356 ($.02 per share) and $551,789 ($.80 per share), respectively. Net income for the comparable periods in 1995 was $252,634 ($.33 per share) and $855,556 ($1.13 per share), respectively. The most significant negative impact on income for the three and nine months ended September 30, 1996 was the one time special SAIF assessment levied on all SAIF insured institutions by the FDIC on September 30, 1996. Designed to bolster the SAIF's reserves, the assessment, which amounted to $437,000, and levied at 65.7 basis points of the Bank's
March 31, 1995 deposit base, will be paid during the Company's fourth quarter. Accrual of the assessment, net of the income tax effect, negatively impacted earnings for the three and nine months ended September 30, 1996 by approximately $283,000 ($.41 per share).

Net interest income for the three month period ended September 30, 1996 was approximately $63,000 higher than the comparable period of 1995, while net interest income for the nine month period ended September 30, 1996 was approximately $48,000 higher than the comparable period. The small increases in net interest income resulted from a higher net interest rate spread during the periods in 1996 as compared to the same periods in 1995 on a slightly lower level of net interest earning assets (average interest-earning assets less interest-bearing liabilities). The Bank's interest rate spread increased primarily because a greater percentage of its interest earning assets in 1996 were comprised of higher yielding loans as compared to the same periods in 1995. In addition, the Bank's interest earning assets, which typically respond slower than more rate sensitive deposits to overall market interest rate fluctuations, continued to adjust upward as rates began to stabilize at slightly higher levels during the first three quarters of 1996 as compared with the same quarters in 1995. The Bank's cost of funds was not significantly higher during the first three quarters of 1996 as compared with the same periods in 1995.

Noninterest expense increased by approximately $456,000 during the three month period ended September 30, 1996 versus the comparable period in 1995, extending the difference after the first two quarters of $81,000 to $537,000 for the nine month period. Of the total increase during the quarter ended September 30, 1996, $437,000 was attributable to the special SAIF assessment. The primary reason for the remaining increase during the quarter and nine months ended September 30, 1996, was increased levels of compensation and other expenses associated with the operations of the branch office in Goldsboro, North Carolina. This office was opened during the quarter ended March 31, 1995 as a loan origination office, and continued to function in this manner throughout 1995. During the quarter ended March 31, 1996, renovations were completed on a new replacement facility in Goldsboro which was opened as a full service branch office.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Asset Quality:

Nonperforming assets, which consist of nonaccrual loans and real estate acquired through foreclosure, amounted to approximately $533,000 and $111,000 at September 30, 1996 and 1995, respectively. The ratio of nonperforming assets to total assets at September 30, 1996 and 1995 was .55% and .12%, respectively. Due to the slightly higher ratio of nonperforming assets to total assets and an increased balance of loans outstanding, the Bank added $20,500 to its allowance for loan losses during the quarter ended September 30, 1996 compared to $-0-during the quarter ended September 30, 1995, bringing total additions to the allowance during the nine months ended September 30, 1996 and 1995 to $62,500 and $7,000, respectively. The Bank did not charge-off any loans during the first nine months of 1996. The balance of the Bank's allowance for loan losses amounted to approximately $295,000 at September 30, 1996 and is considered adequate by management to absorb existing losses, either known or inherent in the portfolio.

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

The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded such requirements at September 30, 1996 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

Capital Resources and Adequacy:

KS Bancorp, Inc's stockholders' equity was $13,814,964, or 14.37% of total assets at September 30, 1996. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at September 30, 1996.

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

                                                     KS Bancorp, Inc.

     Dated      November 1, 1996                By:  /s/Harold T. Keen
           ---------------------------------         -----------------------
                                                     Harold T. Keen
                                                     President and CEO

     Dated      November 1, 1996                By:  /s/Helen B. Pollock
           ---------------------------------         -----------------------
                                                     Helen B. Pollock
                                                     Treasurer

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     KS Bancorp, Inc.

     Dated November 1, 1996                     By:  s/s Harold T. Keen
           ---------------------                     ---------------------
                                                     Harold T. Keen
                                                     President and CEO

     Dated November 1, 1996                     By:  s/s Helen B. Pollock
           ---------------------                     ---------------------
                                                     Helen B. Pollock
                                                     Treasurer