Form 10-K
period 1996-12-31
KS BANCORP INC
filed 1997-03-31
CIK 912764

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996      Commission File Number 0-22734
                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________________ to _________________________
Commission file number_________________________________________________________

                                KS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         North Carolina                                 56-1842707
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)

 207 West Second Street, Post Office Box 219
           Kenly, North Carolina                                   27542
 -------------------------------------------                     ---------
   (Address of principal executive offices)                      (Zip Code)

                                 (919) 284-4157
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X              No
                          ---                   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997. Common Stock, no par value --- $9,938,568 (based on last sale price on such date).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Common Stock, no par value                                 663,263
----------------------------                   -------------------------------
          (Class)                              (Outstanding at March 20, 1997)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 (the "Annual Report"), are incorporated by reference into Part I, Part II and Part IV.
Portions of the Proxy Statement for the Annual Meeting of Stockholders on May 6, 1997 (the "Proxy Statement"), are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.           BUSINESS

General

         Prior to December 29, 1993, Kenly Savings Bank, Inc., SSB (the "Bank") operated as a mutual North Carolina-chartered savings bank. On December 29, 1993, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by KS Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the Bank's holding company. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

         The Company is a savings bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's executive offices are located at 207 West Second Street, Kenly, North Carolina. The Company's activities consist of owning the Bank and investing the proceeds of its initial public offering which were retained at the holding company level. The Company's principal sources of income are earnings on its investments. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

         The Bank was organized as a North Carolina-chartered building and loan association in 1924. The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1936, and its deposits have been federally insured since 1961. The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. As a North Carolina- chartered savings bank, the Bank is regulated and examined by the Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator") and the FDIC.

         The Bank conducts business through its headquarters office and a branch office in Kenly, its branch offices in Selma, Goldsboro and Wilson and a loan production office in Clayton, North Carolina. On December 31, 1996, the Bank had total assets of $100.8 million, net loans of $81.5 million, deposits of $82.3 million and stockholders' equity of $13.7 million.

         The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate. The Bank makes mortgage loans secured by owner occupied and non-owner occupied residential real property, loans secured by non-residential real property, construction loans, home equity line of credit loans and savings account loans (loans secured by pledged deposit accounts). The Bank's primary source of revenue is interest income from its real estate lending activities. The Bank's other major sources of revenue are interest on other loans, interest income from investments and mortgage-backed securities, interest income from its interest-bearing deposit balances in other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and borrowings and non-interest expenses such as salaries, employee benefits, federal deposit insurance premiums and branch occupancy and related expenses.

Market Area

         The Bank's primary market area consists of Johnston, Wilson and Wayne counties in North Carolina, the counties where it operates offices. This market area is located approximately 40 miles east of Raleigh, North Carolina and near North Carolina's Research Triangle Park. The economies in Johnston, Wilson and Wayne counties are diversified, with employment spread among manufacturing, agricultural, governmental and other non-manufacturing activities. Major employers in the Bank's market area include Bridgestone/Firestone, Inc., Caterpillar, Inc., Champion Products, Inc., Channel Master, Bayer, Inc., Purolator Facete Servodyne, K. R. Edward Leaf Tobacco Co., Eaton Corporation, Bunn Manufacturing Company, Johnson and Johnson Advance Materials Company, Export Leaf Tobacco Company, Tobacco Processors, Inc., Wrangler and the United States Department of Defense (Seymour Johnson Air Force Base). Consistent with the Bank's emphasis on being a community-oriented financial institution, management estimates that as of December 31, 1996, the vast majority of the Bank's deposits were held by customers in its primary market area.

Lending Activities

         General. The Bank's primary source of revenue is interest and fee income from its real estate lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes home equity and home improvement loans, multi-family residential real estate loans, loans secured by non-residential real estate, construction loans and savings account loans (loans secured by pledged deposit accounts). Other than savings account loans, the Bank generally does not make loans which are not secured by real estate. As a result, at December 31, 1996, over 99% of the Bank's loan portfolio was secured by real estate. On December 31, 1996, the Bank's largest single outstanding loan had a balance of approximately $880,000. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

         Loan Portfolio Composition. The Bank's net loan portfolio totalled approximately $81.5 million at December 31, 1996 representing 80.83% of the Bank's total assets at such date. At December 31, 1996, 78.86% of the Bank's loan portfolio, before net items, was composed of loans secured by one-to-four family residential properties. Gross construction loans represented the second largest component of the Bank's loan portfolio on such date with approximately 9.94% of the loan portfolio, before net items. Home equity loans follow, representing 9.15% of the loan portfolio, before net items. In recent years, the Bank's construction loan and home equity line of credit portfolios have increased significantly.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                                               At December 31,
                                                     ------------------------------------------------------------------------------
                                                                 1996                       1995                      1994
                                                     ------------------------------------------------------------------------------
                                                                         % of                       % of                      % of
                                                         Amount        Total        Amount        Total       Amount        Total
                                                        ---------     -------      ---------     -------     ---------     -------
                                                                                       (Dollars in Thousands)
Real estate loans:
   Residential 1-4 family                                 $64,277      78.86%        $56,001      79.89%       $51,713      81.12%
   Residential multi-family                                 3,730       4.58%          4,005       5.71%         3,719       5.83%
   Nonresidential real estate and other properties          2,421       2.97%          1,234       1.76%           955       1.50%
   Home equity                                              7,457       9.15%          6,644       9.48%         5,393       8.46%
   Construction                                             8,105       9.94%          5,225       7.45%         3,863       6.06%
                                                          -------    -------        --------    -------       --------     ------
      Total real estate loans                              85,990     105.50%         73,109     104.29%        65,643     102.98%
                                                          -------     ------        --------     ------        -------     ------
Other:
   Savings account                                            194       0.24%            149       0.21%           228       0.36%
                                                          -------    -------        --------    -------       --------     ------
Less:
   Unearned fees and discounts                                246       0.30%            200       0.29%           233       0.37%
   Loans in process                                         4,125       5.06%          2,726       3.89%         1,670       2.62%
   Allowance for losses                                       302       0.38%            233       0.32%           223       0.35%
                                                          -------    -------        --------    -------       --------     ------
      Total reductions                                      4,673       5.74%          3,159       4.50%         2,126       3.34%
                                                          -------    -------        --------    -------       --------     ------

      Total loans receivable, net                         $81,511     100.00%        $70,099     100.00%       $63,745     100.00%
                                                          =======    =======        ========    =======       ========     ======
                                                                        At December 31,
                                                       ------------------------------------------------
                                                                  1993                      1992
                                                       ------------------------------------------------
                                                                          % of                     % of
                                                        Amount          Total       Amount        Total
                                                       ---------       -------     ---------     ------
                                                                     (Dollars in Thousands)
Real estate loans:

   Residential 1-4 family                                $53,344        88.35%       $54,627      89.83%
   Residential multi-family                                1,329         2.20%           962       1.58%
   Nonresidential real estate and other properties           680         1.13%           720       1.18%
   Home equity                                             4,729         7.83%         3,563       5.86%
   Construction                                              881         1.46%         2,141       3.52%
                                                         -------       -------       -------     ------
      Total real estate loans                             60,963       100.97%        62,013     101.97%
                                                         -------       -------       -------     ------
Other:
   Savings account                                           246         0.41%           278       0.46%
                                                         -------       -------       -------     ------
Less:
   Unearned fees and discounts                               251         0.42%           283       0.47%
   Loans in process                                          380         0.63%         1,056       1.74%
   Allowance for losses                                      201         0.33%           140       0.22%
      Total reductions                                       832         1.38%         1,479       2.43%
                                                         -------       -------       -------     ------
      Total loans receivable, net                        $60,377       100.00%       $60,812     100.00%
                                                         =======       =======       =======     ======

         The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1996. Fixed rate and adjustable rate loans are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $18.3 million, $15.0 million and $12.6 million in the fiscal years ended December 31, 1996, 1995 and 1994, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.


                                                                       At December 31, 1996
                                           ----------------------------------------------------------------------------
                                                           Over 1         Over 3       Over 5
                                           One Yr.        Year to        Years to     Years to      Over 10
                                           Or Less        3 Years        5 Years      10 Years       Years        Total
                                           -------        -------        -------      --------       -----        -----
                                                                      (Dollars in Thousands)
Mortgage Loans:

  Fixed rate                               $   724         $3,475        $1,512        $ 7,898       $ 7,336      $20,945
  Adjustable rate                              477          1,421         4,103         24,210        22,741       52,952
  Adjustable home equity                     7,722             --            --             --            --        7,722
Other Loans                                    194             --            --             --            --          194
Less:
Allowance for loan losses                     (302)            --            --             --            --         (302)
                                            ------         ------        ------        -------       -------      -------
                                            $8,815         $4,896        $5,615        $32,108       $30,077      $81,511
                                            ======         ======        ======        =======       =======      =======

         The following table sets forth the dollar amount at December 31, 1996 of all loans maturing or repricing on or after December 31, 1997 which have fixed or adjustable interest rates.

                                                                  Fixed                  Adjustable
                                                                  Rates                     Rates
                                                                  -----                  ----------
                                                                      (Dollars in Thousands)
Mortgage loans                                                    $20,221                  $52,475
Other loans                                                            --                       --
                                                                  -------                  -------
                                                                  $20,221                  $52,475
                                                                  =======                  =======

         Origination and Sale of Loans. In recent years prior to 1994, the Bank generally did not originate its loans with the intention that they would be sold in the secondary market. Loans generally were not originated in conformity with the purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). However, in January 1994 and October, 1994, the Bank opened a mortgage loan origination office in Clayton, North Carolina and a mortgage loan origination office in Goldsboro, North Carolina, respectively, and began originating loans in conformity with the purchase requirements of the FHLMC and FNMA, so that they could be sold in the secondary market if the Bank determined that such sales were prudent. Nevertheless, the Bank continues to originate many loans which satisfy its underwriting requirements which are tailored for its local community but do not satisfy various requirements imposed by FHLMC and FNMA. Such loans are not readily saleable in the secondary market and could be sold only after the Bank incurred certain costs, such as costs for surveys and title insurance and/or discounted the purchase price. The Bank has historically found that its origination of nonconforming loans has not resulted in a high level of nonperforming assets. See "-- Nonperforming Assets and Asset Classification." In addition, these loans generally produce a higher yield than are produced by loans which conform to the purchase requirements of FHLMC and FNMA.

         Also, the origination of construction and home equity loans has been emphasized in an attempt to obtain loans that reprice with changes in interest rates.

         The table below sets forth the Bank's total loan origination, purchase and sale activity and loan portfolio repayment experience during the periods indicated.

                                                                                       Year Ended December 31,
                                                                                -------------------------------------
                                                                                1996             1995            1994
                                                                                ----             ----            ----
                                                                                       (Dollars in Thousands)
Loans receivable, net, beginning of period                                    $70,099          $63,745          $60,377
Loan originations:
  Residential 1-4 family                                                       17,011           11,411            8,016
  Residential multi-family                                                      1,180            1,336            2,869
  Nonresidential real estate                                                    1,018              592              190
  Construction                                                                  7,006            4,898            4,188
  Home equity line and other                                                    3,627            3,025              646
                                                                              -------          -------         --------
    Total loan originations                                                    29,842           21,262           15,909

Loans purchased                                                                    --               34               45

Principal repayments                                                         (18,314)         (14,965)         (12,582)

Other changes, net/(1)/                                                         (116)               23              (4)
                                                                            --------         ---------      ----------
Increase in loans receivable                                                   11,412            6,354            3,368
                                                                              -------         --------         --------

Loans receivable, net, end of period                                          $81,511          $70,099          $63,745
                                                                              =======          =======          =======

-------------------------------------------------
/(1)/Includes changes in deferred loan fees and allowance for loan losses.

         One-to-Four Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in the North Carolina counties where it has offices and in contiguous counties. On December 31, 1996, approximately 78.86% of the Bank's total real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units.

         Prior to 1991, the Bank had not originated significant amounts of adjustable rate one-to-four family residential loans. Its fixed rate one-to-four family residential loans had terms ranging to up to 20 years and did not exceed 80% of the value of the owner and non-owner occupied residential real property securing them.

         The Bank now originates fixed rate loans having a maximum term of 15 years in amounts of up to 95% of the value of owner occupied residential real property collateral and fixed rate loans having a maximum term of 15 years in amounts of up to 80% of the value of non-owner occupied two to four family units. In addition, the Bank now originates adjustable rate mortgage loans with rate adjustments every one, three or five years and having terms of up to 30 years in amounts of up to 95% of the value of owner occupied property. The Bank also originates adjustable rate loans on non-owner occupied property whose rates adjust at the end of three years and every three years thereafter having terms of up to 20 years and having amounts of up to 80% of the value of the security property.

         Substantially all of the fixed rate loans in the Bank's loan portfolio contain a due-on-sale clause providing that the Bank may declare the unpaid amount due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank has the ability to enforce these due-on-sale clauses to the extent permitted by law.

         Interest rates on most adjustable rate one-to-four family residential mortgage loans are tied to the Treasury securities index adjusted to a constant maturity of one, three or five years plus a margin. There are generally caps which limit the amount of increases at one time and over the life of the loan. The terms and conditions of the Bank's adjustable rate loans, including the applicable index, margin and rate caps, may vary over time.

         While one-to-four family residential loans are normally originated for 15 to 30 year terms, such loans customarily remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

         The Bank generally does not require title insurance for its one-to-four family residential loans which are not originated for sale, but instead requires an attorney's title opinion. The Bank also generally requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost of the improvements on the property securing the loans, whichever is greater. On loans with loan-to-value ratios in excess of 80%, the Bank generally requires that private mortgage insurance be obtained.

         Construction Lending. The Bank makes various types of construction loans primarily for the construction of single-family dwellings. On December 31, 1996, the aggregate gross outstanding balances of such loans had increased to approximately $8.1 million, representing 9.94% of the Company's loan portfolio, before net items. Some of these loans were made to investors who are constructing properties on a speculative basis; others were made to persons who are constructing properties for the purpose of occupying them. Loans made to investors are generally "pure construction" loans which require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one-to-four family residential loans.

         Construction loans which are due and payable at the end of the construction period generally have a maximum loan-to-value ratio ranging from 75% to 80% of the appraised value of the property. Construction-permanent loans have a maximum loan-to-value ratio of 80% of the appraised value of the property.

         Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate which is already occupied. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of construction. If the estimate of anticipated value proves to be inaccurate, the lender may have security which has value insufficient to assure full repayment. In addition, repayment of loans made to investors to finance construction of properties is often dependent upon the builder's ability to sell the property once construction is completed.

         Home Equity Lines of Credit. From December 31, 1992 to December 31, 1996, the amount of home equity loans in the Bank's loan portfolio has increased from approximately $3.6 million to approximately $7.5 million. At December 31, 1996, home equity loans comprised approximately 9.15% of the Bank's loan portfolio, before net items. These loans are generally secured by subordinate liens against residential dwellings. In many of these cases, the Bank holds the first lien on the security. Home equity lines of credit have terms of up to 15 years and interest rates which are adjustable based upon prime rates. Because these loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces additional risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

         Multi-Family Residential Real Estate Lending. On December 31, 1996, the Company had approximately $3.7 million in outstanding loans secured by multi-family residential real estate, comprising approximately 4.58% of its loan portfolio, before net items. These loans have both fixed and adjustable interest rates. These loans generally do not exceed 80% of the appraised value of the real estate securing the loans as determined by recent appraisals. Loans secured by multi-family residential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

         Nonresidential Real Estate Lending. On December 31, 1996, the Company had $2.4 million in outstanding loans secured by nonresidential real estate, comprising approximately 2.97% of its loan portfolio, before net items. Most of these loans are secured by office, retail and manufacturing properties or other commercial real estate or church properties and have both fixed and adjustable interest rates. These loans generally do not exceed 80% of the appraised value of the real estate securing the loans as determined by recent appraisals. Loans secured by commercial real estate and other non-residential real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

         Savings Account Loans. The Bank also offers savings account loans, which are loans secured by deposit accounts in the Bank. On December 31, 1996, the Bank had $194,000 of these loans outstanding. The interest rates on these loans is 2% above the interest rate being paid on the savings account serving as collateral, and the maximum amounts of these loans is 90% of the related deposit accounts.

         Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as referrals from real estate brokers, direct solicitations by the Bank's loan officers, present depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

         During its loan approval process, the Bank assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. Under current practice, the responsible officer or loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank requires appraisals on all real estate loans except for some home equity and property improvement loans for which tax valuations are used. All of the Bank's appraisals are performed by either James C. Woodard or Robert E. Fields, who are both members of the board of directors of the Bank and the Company and are North Carolina-certified appraisers. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant. After this review, loans are approved by either (i) the Bank's board of directors, (ii) the loan review committee of the Bank's board of directors, which is composed of four outside directors, or (iii) by an officer of the Bank who has loan approval authority for loans of that size. Mr. Woodard and Mr. Fields abstain from loan approval decisions involving properties they have appraised.

         Normally, upon approval of a residential loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate at any time within a 45 to 90 day period from the date the application is received. The loan is typically funded at a rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. The Bank also issues loan commitments on homes under construction in exchange for a fee which is applied to the closing costs of the permanent loan when closed. The Bank also has outstanding commitments on its home equity line of credit loans.

         Interest Rates, Terms, Points and Fees. Interest rates and fees charged on the Bank's loans are affected primarily by the market demand for loans, competition, the supply of money available for lending purposes and the Bank's cost of funds. These factors are affected by, among other things, general economic conditions and the policies of the federal government, including the Federal Reserve, tax policies and governmental budgetary matters.

         In addition to earning interest on loans, the Bank receives fees in connection with originating loans and making loan commitments. The Bank also charges fees for prepayments of loans, loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans.

         Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 1996, the Bank had real estate acquired in settlement of loans amounting to approximately $66,000. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations of the property are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

         The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent. Interest on loans that are contractually 90 days or more past due and interest on loans to borrowers who have filed bankruptcy proceedings is generally either charged off or reserved through an allowance for uncollected interest. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

         The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, real estate owned and nonperforming investments in real estate at the dates indicated.

                                                                                        At December 31,
                                                                          ---------------------------------------------
                                                                               1996             1995             1994
                                                                               ----             ----             ----
                                                                                       (Dollars in Thousands)
Total nonaccrual loans delinquent 90 days or more                           $     274         $   207           $   127

Real estate owned                                                                  66              --                --
                                                                            ---------         -------           -------
  Total non-performing assets                                               $     340         $   207           $   127
                                                                            =========         =======           =======

Non-performing loans to total loans                                             0.34%           0.30%             0.20%

Non-performing assets to total assets                                           0.34%           0.23%             0.15%

Total assets                                                                $100,840          $88,274           $82,310

Total loans                                                                 $ 81,511          $70,099           $63,745

         Applicable regulations require the Bank to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

         An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

         As of December 31, 1996, the Bank had $174,937 of loans classified as "substandard", no loans classified as "doubtful", and no loans classified as "loss." Total classified assets as of December 31, 1995 and 1994 were $248,337 and $140,255, respectively.

         In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 1996, the Bank had $99,351 in loans in the "special mention" category compared to $577,017 and $423,583 at December 31, 1995 and 1994, respectively.

         When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

         Allowance for Possible Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for possible loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.

         The Bank's primary lending emphasis has and continues to be permanent, one-to-four family residential real estate loans in its primary market area. In recent years, management has increased the amount of its allowance for possible loan losses to reflect the increasing size of the Bank's loan portfolio and the increases in home equity and construction loans which are thought to have greater inherent risk.

         Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.

                                                                                      Year Ended December 31,
                                                                         -------------------------------------------------
                                                                         1996      1995       1994        1993        1992
                                                                         ----      ----       ----        ----        ----
                                                                                       (Dollars in Thousands)
Balance, beginning of period                                             $233      $223       $201        $140        $125

Provision for loan losses                                                  69        10         22          61          15

Charge-offs                                                                --        --         --          --          --

Recoveries                                                                 --        --         --          --          --
                                                                         ----      ----       ----        ----        ----

Balance, end of period                                                   $302      $233       $223        $201        $140
                                                                         ====      ====       ====        ====        ====

         The following table sets forth the composition of the allowance for possible loan losses by type of loan at the dates indicated.



                                                                                                     At December 31,
                                          -----------------------------------------------------------------------------------
                                                     1996                        1995                         1994
                                           -------------------------    ------------------------    -------------------------
                                                          Amount of                   Amount of                   Amount of
                                           Amount of      Loans to      Amount of     Loans to      Amount of     Loans to
                                           Allowance     Gross Loans    Allowance    Gross Loans    Allowance    Gross Loans
                                           ---------     -----------    ---------    -----------    ---------    -----------
                                                                                                     (Dollars in Thousands)
Real estate loans:
  Residential 1-4 family                          $200         74.58%          $159        76.44%          $166        78.51%
  Residential multi-family                          13          4.33%            11         5.47%            12         5.65%
  Nonresidential real estate and other
     property                                        6          2.81%             4         1.68%             3         1.45%
  Home equity and property improvement              39          8.65%            33         9.07%            29         8.19%
  Construction                                      44          9.40%            26         7.14%            13         5.86%
                                                  ----        ------           ----       ------           ----       ------
Total real estate loans                            302         99.77%           233        99.80%           223        99.65%
                                                  ----        ------           ----       ------           ----       ------
Other:
  Savings account                                   --          0.23%            --         0.20%            --         0.35%
                                                  ----        ------           ----       ------           ----       ------
Total allowance for loan losses                   $302        100.00%          $233       100.00%          $223       100.00%
                                                  ====        ======           ====       ======           ====       ======
                                              ----------------------------------------------------
                                                        1993                        1992
                                              ------------------------    ------------------------
                                                            Amount of                   Amount of
                                              Amount of     Loans to      Amount of      Loans to
                                              Allowance    Gross Loans    Allowance    Gross Loans
                                              ---------    -----------    ---------    -----------
Real estate loans:
  Residential 1-4 family                           $165        87.15%          $101         87.70%
  Residential multi-family                            4         2.17%             2          1.54%
  Nonresidential real estate and other
     property                                         2         1.11%             2          1.16%
  Home equity and property improvement               27         7.73%            24          5.72%
  Construction                                        3         1.44%            11          3.43%
                                                   ----       ------           ----        ------

Total real estate loans                             201        99.60%           140         99.55%
                                                   ----       ------           ----        ------
Other:
  Savings account                                    --         0.40%            --          0.45%
                                                   ----       ------           ----        ------

Total allowance for loan losses                    $201       100.00%          $140        100.00%
                                                   ====       ======           ====        ======

Investments and Mortgage-Backed Securities

         Interest income from interest-bearing deposits and earnings on investment securities generally provide the second largest source of income to the Company after interest on loans. In addition, the Company receives interest income from mortgage-backed securities. On December 31, 1996, the carrying value of the Company's consolidated interest-bearing deposits and investment securities portfolios totalled approximately $5.7 million and $9.0 million, respectively. On December 31, 1996, the Company's consolidated investment securities portfolio consisted primarily of U.S. government and agency obligations, adjustable rate mortgage-backed securities mutual funds, FHLMC stock, FHLB of Atlanta stock and corporate bonds.

         On December 31, 1996, the Company's consolidated mortgage-backed securities portfolio totalled approximately $1.4 million and consisted of adjustable rate FNMA certificates.

         The Company's accounting policies for investment securities are as follows:

Securities held to maturity:

         Debt securities and mortgage-backed securities classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Such securities will be held until their contractual maturities, and will not be available to be sold even in response to certain conditions such as changes in market interest rate, needs for liquidity, or changes in the availability of and the yield on alternative investments.

Securities available for sale:

         Debt securities and marketable equity securities classified as available for sale are carried at market with unrealized holding gains and losses excluded from earnings and reported net of income taxes in a separate component of stockholders' equity until such time as the securities are sold. Such securities may be sold in response to certain conditions such as changes in market interest rates, needs for liquidity, or changes in the availability of and the yield on alternative investments, but are not bought and held principally for the purpose of selling in the near term with the objective of generating profits on short-term differences in price.

Securities held for trading:

         Trading securities are held in anticipation of short-term market gains and are carried at fair value with realized and unrealized gains and losses included in earnings. The Company currently has no securities which are classified as trading securities.

         Equity securities such as the Bank's investment in stock of the FHLB of Atlanta, which are considered nonmarketable are not subject to the above classifications and are carried at cost. Gain or loss on sale of such securities is recognized when realized and is based on the specific identification method. As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. As of December 31, 1996, the Bank's investment in stock of the FHLB of Atlanta was approximately $721,000.

         North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "Regulation of the Bank -- Liquidity." The Bank is also permitted to make certain other securities investments. Investment decisions are made by authorized officers of the Bank under policies established by the Board of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal and compliance with regulations governing the savings industry.

         The following table sets forth certain information regarding the Company's consolidated cash investments and the amortized cost and market values of the Company's consolidated mortgage-backed securities and investment portfolio at the dates indicated.


                                                                                       At December 31,
                                                          ------------------------------------------------------------------------
                                                                  1996                      1995                      1994
                                                          --------------------     ---------------------     ---------------------
                                                          Amortized     Market     Amortized      Market     Amortized      Market
                                                            Cost         Value        Cost         Value        Cost         Value
                                                          ---------     ------     ---------      ------     ---------      ------
                                                                                   (Dollars in Thousands)
Interest-bearing deposits                                 $   5,680   $   5,680    $   3,707    $   3,707    $   2,352    $   2,352
                                                           --------    --------     --------     --------     --------     --------
Mortgage-backed securities                                    1,393       1,429        1,876        1,882        2,269        2,196
                                                           --------    --------     --------     --------     --------     --------
Investment Securities:

  Held to Maturity:

    Federal agency securities                                 1,998       1,986        1,798        1,792        2,596        2,540
    Corporate obligations                                       503         503          505          509          507          478

  Available for sale:

    US Treasury securities                                    2,992       3,005        4,485        4,528        6,223        6,055
    Adjustable rate mortgage-backed securities mutual fund    2,000       1,988        2,000        1,992        2,000        1,942
    Federal Home Loan Mortgage Corporation stock                 27         759           27          574           27          347

  Nonmarketable equity securities:

    Federal Home Loan Bank stock                                721         721          721          721          721          721
    USL Savings Insurance Group stock                            --          --           28           28           28           28
    Central Service Corporation stock                             3           3            3            3            3            3
                                                            -------     -------      -------      -------      -------      -------
                                                              8,244       8,965        9,567       10,147       12,105       12,114
                                                            -------     -------      -------      -------      -------      -------
         Total                                              $15,317     $16,074      $15,150      $15,736      $16,726      $16,662
                                                            =======     =======      =======      =======      =======      =======

         The following table sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's consolidated mortgage-backed and investment securities portfolio as of December 31, 1996.

                                                                                 After One Year           After Five Years
                                                      One Year or Less         Through Five Years         Through Ten Years
                                                   ---------------------     ---------------------     ---------------------
                                                                Weighted                  Weighted                   Weighted
                                                   Amortized     Average     Amortized     Average     Amortized     Average
                                                      Cost        Yield         Cost        Yield         Cost        Yield
                                                   ---------    --------     ---------    --------     ---------     --------
                                                                                                       (Dollars in Thousands)
Interest-bearing deposits                          $ 5,680       5.20%        $   --          --       $    --           --

Mortgage-backed securities                           1,393       7.70%            --          --            --           --

Held to maturity:
  Federal agency securities                             --          --         1,998       6.06%            --           --
  Corporate obligations                                 --          --           503       6.63%            --           --

Available for sale:
  US Treasury securities                             1,995       6.25%           997       5.89%            --           --
  Adjustable rate mortgage-backed securities
      mutual fund                                    2,000       6.16%            --          --            --           --
  Federal Home Loan Mortgage Corporation stock          --          --            --          --            --           --
Nonmarketable equity securities
  Federal Home Loan Bank stock                          --          --            --          --            --           --
  Central Service Corporation stock                     --          --            --          --            --           --
                                                   -------       -----        ------       -----       -------      -------
    Total                                          $11,068       5.88%        $3,498       6.09%       $    --           --
                                                   =======       =====        ======       =====       =======      =======

                                                        After Ten Years                 Total
                                                    ----------------------     ----------------------
                                                                  Weighted                   Weighted
                                                    Amortized     Average      Amortized      Average
                                                       Cost        Yield          Cost         Yield
                                                    ---------     --------     ---------     --------
Interest-bearing deposits                              $ --           --       $ 5,680         5.20%

Mortgage-backed securities                               --           --         1,393         7.70%

Held to maturity:
  Federal agency securities                              --           --         1,998         6.06%
  Corporate obligations                                  --           --           503         6.63%

Available for sale:
  US Treasury securities                                 --           --         2,992         6.13%
  Adjustable rate mortgage-backed securities
      mutual fund                                        --           --         2,000         6.16%
  Federal Home Loan Mortgage Corporation stock           27        1.27%            27         1.27%

Nonmarketable equity securities
  Federal Home Loan Bank stock                          721        7.29%           721         7.29%
  Central Service Corporation stock                       3           --             3            --
                                                       ----        -----       -------         -----

    Total                                              $751        7.04%       $15,317         5.98%
                                                       ====        =====       =======         =====

Deposits and Borrowings

         General. Deposits are the primary source of the Company's consolidated funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments, interest payments, investment income, interest from its own interest-bearing deposits, interest income from mortgage-backed securities and otherwise from operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         Deposits. On December 31, 1996, 1995 and 1994, the Company's consolidated deposits totaled $82.3 million, $70.7 million and $66.4 million, respectively.

         The following table sets forth information relating to deposit flows during the periods shown and total deposits at the end of the periods shown.

                                                                                    At or For The Year Ended
                                                                                         December 31,
                                                                               --------------------------------
                                                                                 1996       1995        1994
                                                                                 ----       ----        ----
                                                                                    (Dollars in Thousands)
Total deposits at beginning of period                                          $70,738      $66,363     $68,101

Net increase (decrease) before interest credited                                 8,386        1,603     (3,937)

Interest credited                                                                3,222        2,772       2,199
                                                                              --------     --------    --------
Total deposits at end of period                                                $82,346      $70,738     $66,363
                                                                               =======      =======     =======

         The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, checking accounts, money market accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

         The following table sets forth certain information regarding the Company's consolidated savings deposits at the dates indicated.

                                                                                 At December 31,
                                           ----------------------------------------------------------------------------------------
                                                      1996                            1995                        1994
                                           ----------------------------   ----------------------------  ---------------------------
                                                    Weighted                        Weighted                     Weighted
                                                     Average     % of                Average     % of             Average   % of
                                            Amount     Rate    Deposits     Amount    Rate    Deposits   Amount    Rate    Deposits
                                           -------- ---------  --------   --------  --------  --------  -------  --------  --------
                                                                                   (Dollars in Thousands)
Demand accounts:
  Savings accounts                         $  3,510    2.99%     4.26%    $ 3,235     3.00%     4.57%   $ 3,701    2.97%    5.58%
  NOW accounts                                4,489    2.58%     5.45%      2,912     2.56%     4.12%     3,068    2.82%    4.62%
  Money market deposit accounts               4,869    3.65%     5.91%      3,727     3.11%     5.27%     3,496    3.46%    5.27%
  Non-interest bearing accounts               3,390       --     4.12%      2,611        --     3.69%     1,709       --    2.58%
                                            -------   -----    ------      ------    -----    ------    -------   -----   ------
    Total demand deposits                    16,258    2.45%    19.74%     12,485     2.30%    17.65%    11,974    2.65%   18.04%
                                            -------   -----    ------      ------    -----    ------    -------   -----   ------
Time deposits:
  Certificate accounts with original
   maturities of:

    3 months or less                            684    4.60%     0.83%        389     4.65%     0.54%      600    3.94%    0.90%
    6 months                                  7,924    5.10%     9.62%     10,722     5.37%    15.16%   14,027    4.39%   21.14%
    12 months                                15,910    5.43%    19.32%     18,477     5.80%    26.12%   17,584    4.49%   26.50%
    15 months                                22,070    5.85%    26.80%      6,799     6.21%     9.61%       --       --       --
    18 months                                 6,417    5.66%     7.79%      6,005     5.64%     8.49%    7,195    4.67%   10.84%
    24 months                                 4,732    5.95%     5.75%      6,583     5.75%     9.31%    7,089    5.09%   10.68%
    30 months                                 1,965    5.77%     2.39%      2,066     5.45%     2.92%    2,417    4.83%    3.64%
    36 months                                 4,510    6.06%     5.48%      5,341     5.86%     7.55%    3,800    5.39%    5.73%
    48 months                                 1,859    5.87%     2.26%      1,857     5.86%     2.63%    1,664    5.64%    2.51%
                                            -------   -----    ------      ------    -----    ------    -------   -----   ------
    Total certificates                       66,071    5.65%    80.24%     58,239     5.73%    82.33%   54,376    4.67%   81.94%
                                            -------   -----    ------      ------    -----    ------   -------    ----   ------
Accrued interest                                 17              0.02%         14               0.02%       13             0.02%
                                            -------   -----    ------      ------    -----    ------    -------   -----   ------
  Total deposits                            $82,346    5.01%   100.00%    $70,738     5.13%   100.00%  $66,363    4.31%  100.00%
                                            =======   =====    ======      ======    =====    ======    ======    =====  =======

         The average balances and average rates paid on time deposits, the only category of deposits exceeding 10% of total average deposits, are as follows:

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                     1996               1995               1994
                                                                  -----------       -----------         -----------
Average balance of time deposits outstanding                      $62,369,210       $56,448,979         $55,580,322
Average rate paid on time deposits                                   5.62%             5.47%               4.36%

         As of December 31, 1996, the aggregate amount outstanding of time certificates of deposit in amounts greater than $100,000 was $14.0 million. Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements. The following table presents the maturity of these time certificates of deposit at the dates indicated.

                                                                                              December 31,
                                                                                     --------------------------
                                                                                       1996              1995
                                                                                     ---------         --------
                                                                                         (Dollars in Thousands)
3 Months or less                                                                       $2,771            $2,709
Over 3 months through 6 months                                                          3,076             1,990
Over 6 months through 12 months                                                         6,306             4,361
Over 12 months                                                                          1,842             1,814
                                                                                      -------           -------
  Total                                                                               $13,995           $10,874
                                                                                      =======           =======

         Borrowings. The Company's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness.

         The following table sets forth the amounts of the Company's consolidated borrowings (all of which were from the FHLB of Atlanta) at the dates indicated.

                                                                                      At December 31,
                                                                          ----------------------------------------------
                                                      Interest
            Maturing at December 31,                    Rate               1996              1995             1994
            ------------------------                 ---------             ----              ----             ----
                                                                                     (Dollars in Thousands)
                      1998                              6.05%              $2,000         $      --        $      --
                      1997                              5.74%               2,000                --               --
                      1996                              5.98%                  --             3,000               --
                      1995                            Variable                 --                --            1,000
                                                                           ------            ------          -------
                                                                           $4,000            $3,000           $1,000
                                                                           ======            ======           ======

Asset/Liability Management

         The Company's asset/liability management, or interest rate risk management, is focused primarily on evaluating and managing the Company's consolidated net interest income given various risk criteria. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's management of interest rate risk.

         In the absence of any other factors, the overall yield or return associated with the Company's earning assets generally will increase from existing levels when interest rates rise over an extended period of time, and conversely interest income will decrease when interest rates decrease. In general, interest expense will increase when interest rates rise over an extended period of time, and conversely interest expense will decrease when interest rates decrease. Therefore, by controlling the increases and decreases in its interest income and interest expense which are brought about by changes in market interest rates, the Company can influence its net interest income. As a part of the Company's interest rate risk management policy, the Company calculates an interest rate "gap". Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing. A "negative" gap for a given period means that the amount of interest-bearing liabilities maturing or otherwise repricing within that period exceeds the amount of interest-earning assets maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a lower decrease in the yield of its assets relative to the cost of its liabilities and its income should be positively affected. Conversely, the cost of funds for an institution with a negative gap would generally be expected to increase more quickly than the yield on its assets in a rising interest rate environment and such institution's net interest income should be adversely affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a "positive" gap.

         A static interest rate "gap" analysis may not be an accurate indicator of how net interest income will react to changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not react uniformly to changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities typically fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. As an example, the indices on which interest rate changes on most of the Bank's adjustable rate mortgage loans are based, the Treasury securities index adjusted to a constant one year maturity and the Treasury securities index adjusted to a constant three year maturity, tend to lag behind changes in general market rates of interest and, thus, react more slowly to such changes than does the Bank's actual cost of funds. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. The ability of many borrowers to service their debt may also decrease in the event of an interest rate increase.

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are projected to reprice or mature in each of the future time periods shown. The computations were made without using certain common assumptions regarding loan prepayments and deposit decay rates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. In making the computations, all adjustable rate loans were considered to be due at the end of the next upcoming adjustment period. Fixed rate loans were considered to reprice at their contractual maturities with no consideration given to prepayments. Liquid interest-earning investments with no contractual maturities were assumed to be subject to immediate repricing, while certain equity securities were assumed to reprice at the most distant repricing date. savings accounts, money market deposit accounts, and negotiable order of withdrawal and other transaction accounts were assumed to be subject to immediate repricing. Fixed maturity interest-bearing liabilities were assumed to reprice at their contractual maturities without consideration for early withdrawals. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's consolidated assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.



                                                                      Term to Repricing at December 31, 1996
                                                  ----------------------------------------------------------------------------
                                                            More than   More than    More than    More than
                                                   3 Mos     3 Mos to   1 Year to   3 Years to   5 Years to   More than
                                                  Or Less     1 Year     3 Years      5 Years     10 Years    10 Years   Total
                                                  -------    --------   ---------    ---------   ----------  ----------  -----
                                                                          (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans:

    Adjustable rate residential 1-4 family     $       967   $ 11,134     $ 38,149     $ 2,702   $     --  $       --   $ 52,952
    Fixed rate residential 1-4 family                    2        146          440       1,270      7,494       7,039     16,391
    Nonresidential and other loans                      --        577        3,035         242        404         296      4,554
    Adjustable home equity loans                     7,722         --           --          --         --          --      7,722
  Other loans                                          170         24           --          --         --          --        194
                                                 --------- ----------    ---------   ---------   --------   ---------    -------
      Total mortgage loans                           8,861     11,881       41,624       4,214      7,898       7,335     81,813
                                                  --------   --------       ------     -------     ------     -------     ------
  Interest-bearing deposits                          5,680         --           --          --         --          --      5,680
  Investment securities                              2,500      1,495        2,498       1,000         --         751      8,244
  Mortgage-backed securities                         1,393         --           --          --         --          --      1,393
                                                  -------- ----------    ---------   ---------   --------   ---------    -------
      Total interest-earning assets              $  18,434   $ 13,376      $44,122     $ 5,214     $7,898     $ 8,086    $97,130
                                                  --------    -------       ------      ------      -----      ------     ------
Interest-bearing liabilities:
  Deposits:

    Fixed maturity deposits                     $   16,780   $ 35,104      $14,134    $     53  $      --   $      --    $66,071
    NOW accounts                                     4,490         --           --          --         --          --      4,489
    Money market deposit accounts                    4,869         --           --          --         --          --      4,869
    Savings accounts                                 3,510         --           --          --         --          --      3,510
                                                 --------- ----------    ---------    --------  ---------    --------    -------
      Total deposits                                29,649     35,104       14,134          53         --          --     78,939
                                                  --------    -------       ------     -------  ---------    --------     ------
  FHLB advances                                         --      2,000        2,000          --         --          --      4,000
                                               -----------   --------      -------    --------  ---------    --------    -------
      Total interest-bearing liabilities         $  29,649   $ 37,104      $16,134    $     53  $      --   $      --    $82,939
                                                  --------    -------       ------     -------  ---------    --------     ------
Interest sensitivity gap per period               $(11,215)  $(23,728)      $27,988     $ 5,161     $7,898     $ 8,086
                                                   =======    =======        ======      ======     ======      ======
Cumulative interest sensitivity gap               $(11,215)  $(34,943)     $(6,955)    $(1,794)     $6,104     $14,190
                                                   =======    =======       ======      ======      ======      ======
Cumulative gap as a percentage of total
 interest-earning assets(1)                         -11.55%    -35.98%       -7.16%      -1.85%       6.28       14.61%
Cumulative interest-earning assets as a
 percentage of interest-bearing liabilities          62.17%     47.65%       91.61%      97.84%     107.36      117.11%

---------------------------------
(1) Assets and liabilities are classified in accordance with their contractual maturities, except for deposit accounts with no stated maturities. Such deposit accounts are subject to immediate repricing and are placed in the shortest repricing period. No provision has been made above to reflect scheduled principal repayments on loans throughout their terms, or projected levels of prepayments of loans prior to their contractual maturities.

         The Company's consolidated gap position has been heavily influenced by the Bank's historical lending practices. The Bank did not begin making adjustable rate loans until 1991. An important part of the Bank's business has been the origination of nonconforming fixed rate mortgage loans. These nonconforming loans are ones in which the borrowers may not meet the strict underwriting standards required for sale in the secondary market, but whose creditworthiness is established to the satisfaction of management.

         As interest rates have fallen during recent years, the Bank's earnings have strengthened as these fixed rate loans have not had automatic repricing mechanisms, and repricing has occurred solely by means of payoffs and refinancing and more slowly and to a lesser extent than repricing of deposits. However, management has recognized that these lending practices could cause adverse affects on the Company's consolidated net interest income in the event that interest rates begin to increase once again. In order to mitigate the future potential for adverse effects of material and prolonged increases or decreases in interest rates on the Company's consolidated operations, management has implemented an asset/liability management program designed to reduce the Company's negative interest rate gap position. Such policy has consisted primarily of (i) emphasizing the origination of adjustable rate mortgages secured by single-family residences, (ii) emphasizing the origination of adjustable rate home equity line of credit loans, (iii) emphasizing the structuring of the investment portfolio to include investments with shorter maturities and adjustable rates, and (iv) establishing a conventional loan origination department which will originate fixed rate loans for sale in the secondary market.

         All of these strategies have been implemented; however, their benefits will only be seen over time. The Bank began to originate adjustable rate mortgages during the first quarter of fiscal 1991. Such loans did not begin to comprise a substantial portion of loan originations until the 1992 fiscal year. The first of these adjustable rate mortgages did not begin to reprice until the first calendar quarter of 1994, at the end of their initial three year repricing periods.

Capital Resources and Liquidity

         The information contained under the section entitled "Capital Resources and Liquidity" in the Annual Report is incorporated herein by reference.

Analysis of Net Interest Income

         The information contained under the section entitled "Analysis of Net Interest Income" in the Annual Report is incorporated herein by reference.

Rate/Volume Analysis

         The information contained under the section entitled "Rate/Volume Analysis" in the Annual Report is incorporated herein by reference.

Competition

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Based upon comparative data as of June 30, 1996, the Bank had approximately 9.20% of the deposits in Johnston County, North Carolina, approximately 1.90% of the deposits in Wilson County, North Carolina, and approximately .20% of the deposits in Wayne County, North Carolina.

         The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

         As of December 31, 1996, the Company and the Bank had 25 full-time employees and one part-time employees. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, a defined contribution, money purchase pension plan and a 401(k) contributory retirement plan. In addition, in connection with the Conversion, the Bank established an Employee Stock Ownership Plan (the "ESOP") for its employees, and the ESOP acquired 40,448 shares of the Common Stock of the Company. These shares were purchased by the ESOP with funds borrowed from the Company. Also, in connection with the Conversion, the directors of the Bank and certain officers of the Bank were granted Common Stock of the Company pursuant to a Management Recognition Plan adopted by the Bank, and directors and officers of the Bank were granted options to purchase Common Stock of the Company pursuant to stock option plans adopted by the Company. The Bank has also adopted a bonus compensation plan whereby holders of unexercised stock options receive bonuses if the Company declares and pays dividends to its stockholders. Employees are not represented by any union or collective bargaining group, and the Company considers its employee relations to be good.

Key Operating Ratios

         The table below sets forth certain performance ratios for the Company for the periods indicated.


                                                                              Year Ended December 31,
                                                                          -----------------------------
                                                                          1996         1995     1994
                                                                          ----         ----     ----
Return on average assets (net income divided by average total
  assets)                                                                  0.88%      1.22%       1.51%

Return on average equity (net income divided by average
  equity)                                                                  6.01%      7.29%       8.66%

Average equity to average assets ratio (average equity divided
  by average total assets)                                                14.63%     16.70%      17.40%

Interest rate spread for the period                                        3.31%      3.26%       3.61%

Average interest-earning assets to average interest-bearing
  liabilities                                                            113.38%    117.90%     118.42%

Net interest margin                                                        3.91%      4.02%       4.24%

Loan loss allowance to nonperforming assets at period end                 88.82%    112.56%     175.49%


Federal Income Taxation

         Thrift institutions are subject to provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by certain interests in real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon (a) actual loss experience or
(b) a percentage of taxable income before such deduction.

         The Bank, which files its federal income tax returns on a calendar year basis, could generally elect to use the method which resulted in the greatest deduction for federal income tax purposes, which generally was the percentage of taxable income method.

         Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

         Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years, disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Bank has provided deferred taxes for the amount of the recapture.

         Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

         The Bank's federal income tax returns have been audited through December 31, 1993.

State and Local Taxation

         Under North Carolina law, the corporate income tax for the 1996 fiscal year was 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

Regulation of the Company

         Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

         General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

         Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

         Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve-month period. As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

         Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

         Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I (leverage) capital ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I (leverage) capital ratio of at least 1% to 2% above the stated minimum. At December 31, 1996, the Company complied with the Federal Reserve's capital guidelines.

         Capital Maintenance Agreement. In connection with the Administrator's approval of the Company's application to acquire control of the Bank at the time of the Conversion, the Company was required to execute a Capital Maintenance Agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

         Federal Securities Law. The Company has registered its Common Stock with the Securities Exchange Commission ("SEC") pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the proxy and tender offer rules, insider trading reporting requirements and restrictions, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Regulation of the Bank

         General. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

         The Bank is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the Savings Association Insurance Fund (the "SAIF"). It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

         The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

         The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

         The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

         Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to
Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.

         Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $437,000 pre-tax, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of
2.43 basis points.

         Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank' last compliance examination, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank' rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank, to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

         The federal banking regulatory agencies have issued a rewrite of the CRA regulations to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

         Capital Requirements Applicable To The Bank. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

         An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership.

         The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 1996, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

         Each federal banking agency is required to establish risk-based capital standards that take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The agencies approved a final rule in June 1995 amending the risk-based capital standards to consider explicitly "a bank's exposure to declines in the economic value of its capital due to changes in interest rates" when evaluating capital adequacy. Also in June 1995, the agencies requested public comment on a proposed Joint Agency Policy Statement regarding the measurement and assessment of interest rate risk. Small banks would be exempted from the proposed Policy Statement and associated reporting requirements in order to lessen regulatory burden on small, well-managed banks. The Bank cannot assess at this point the impact the final rule or the proposed policy statement will have on its capital requirements.

         Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1996, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $721,000.

         Each FHLB is required to contribute at least 10% of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings institution cases and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

         Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1996, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

         Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the insured institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

         Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1996, the Bank was in compliance with such requirements.

         Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

         Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds"). State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator.

         Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

         Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

         Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

         The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

         It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

         Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, the Bank, for a period of five years after its conversion from mutual to stock form in December 1993, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends.

         Also, without the prior written approval of the Administrator, the Bank, for a period of five years after its conversion from mutual to stock form in December 1993, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

         In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

         Other North Carolina Regulations. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

         The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

         A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

         Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

         North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

         Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.           PROPERTIES

         At December 31, 1996, the Company conducted its business from the Bank's headquarters office and a branch office in Kenly, North Carolina, and its branch offices in Selma, Goldsboro and Wilson, North Carolina. In addition, the Bank had a loan origination office in Clayton, North Carolina. The following table sets forth certain information regarding the Company's properties as of December 31, 1996. See Note 6 to the Company's Consolidated Financial Statements included in the Annual Report which is incorporated herein by reference.


                                                      Net Book
                                                      Value of
         Address                                      Property
         -------                                      --------
Kenly
         Corporate offices:
         207 West Second Street
         Kenly, North Carolina 27542                 $  245,007

         Branch facility:
         200 North Church Street
         Kenly, North Carolina 27542                    576,044
Selma
         115 West Anderson Street
         Selma, North Carolina 27576                     90,851
Wilson
         206 N. Ward Boulevard
         Wilson, North Carolina 27893                   483,166
Clayton
         11440 Highway 70 West
         Clayton, North Carolina 27520                  (Leased)
Goldsboro
         1112 E. Ashe Street
         Goldsboro, North Carolina 27530                238,068
                                                     ----------
                                                     $1,633,136
                                                     ==========

The total net book value of the Company's furniture and equipment on December 31, 1996 was $292,152.

ITEM 3.           LEGAL PROCEEDINGS

         In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         As of March 15, 1997, the Company had 663,263 shares of Common Stock outstanding which are held by approximately 349 holders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. Shares are traded on the Nasdaq SmallCap Market under the symbol "KSAV." The high and low sales price information for the Common Stock and dividend history for the

Common Stock for the period since January 1, 1994 is set forth under the heading "Corporate Information -- Common Stock" on pages 36 and 37 of the Annual Report which is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained under the heading "Selected Consolidated Financial Data" on page 1 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained on pages 2 through 22 of Item 1. BUSINESS above and the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 7 of the Annual Report are incorporated herein by reference.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference:

                                                                                           Annual Report
                                                                                            Page Number
                                                                                           -------------
Independent Auditors' Report                                                                    11

Consolidated Statements of Financial Condition -
  December 31, 1996 and 1995                                                                    12

Consolidated Statements of Income - Years ended
  December 31, 1996, 1995 and 1994                                                              13

Consolidated Statements of Stockholders' Equity -
  Years ended December 31, 1996, 1995 and 1994                                                  14

Consolidated Statements of Cash Flows - Years ended
  December 31, 1996, 1995 and 1994                                                             15-16

Notes to Financial Statements                                                                  17-35


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth on pages 7 through 8 and page 11 of the Proxy Statement is incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information set forth on pages 12 through 13 of the Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the section entitled "Security Ownership of Certain Beneficial Owners" on pages 3 through 6 of the Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth in the section entitled "Certain Indebtedness and Transactions of Management" on page 21 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)(1)   Financial Statements

                  The following consolidated financial statements of the Company are included in the Annual Report and are incorporated herein by reference:

                  Independent Auditors' Report                                        Exhibit 13, page 11

                  Consolidated Statements of Financial Condition -
                    December 31, 1996 and 1995                                        Exhibit 13, page 12

                  Consolidated Statements of Income - Years ended
                    December 31, 1996, 1995 and 1994                                  Exhibit 13, page 13

                  Consolidated Statements of Stockholders' Equity -
                    Years ended December 31, 1996, 1995 and 1994                      Exhibit 13, page 14

                  Consolidated Statements of Cash Flows -
                    Years ended December 31, 1996, 1995 and 1994                      Exhibit 13, pages 15-16

                  Notes to Consolidated Financial Statements                          Exhibit 13, pages 17-35


            (2)   Financial Statement Schedules
                  All financial statement schedules are omitted because the required information is either not applicable, is immaterial, or is included in the consolidated financial statements of the Company or notes thereto.

         (b)      Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

         (c)      Exhibits
                  A listing of the exhibits to this Report on Form 10-K is set forth on the Index to Exhibits which immediately precedes such exhibits and is incorporated herein by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KS BANCORP, INC.

                               By:      /s/ Harold T. Keen
                                        --------------------------------------
                                        Harold T. Keen
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                      Title                                       Date
---------                                      -----                                       ----
/s/ Harold T. Keen                       President and Chief Executive                 March 28, 1997
------------------------------------     Officer and Director
Harold T. Keen

/s/ Helen B. Pollock                     Treasurer (Principal Financial                March 28, 1997
------------------------------------     Officer)
Helen B. Pollock

/s/ Robert E. Fields                     Director                                      March 28, 1997
------------------------------------
Robert E. Fields

/s/ R. Harold Hinnant                    Director                                      March 28, 1997
------------------------------------
R. Harold Hinnant

/s/ James C. Parker                      Director                                      March 28, 1997
------------------------------------
James C. Parker

/s/ R. Elton Parrish                     Director                                      March 28, 1997
------------------------------------
R. Elton Parrish

/s/ Ralph Edward Scott, Jr.              Director                                      March 28, 1997
------------------------------------
Ralph Edward Scott, Jr.

/s/ H. Elwin Watson                      Director                                      March 28, 1997
------------------------------------
H. Elwin Watson

/s/ J. Hayden Wiggs                      Director                                      March 28, 1997
------------------------------------
J. Hayden Wiggs

/s/ James C. Woodard                     Director                                      March 28, 1997
------------------------------------
James C. Woodard

                               INDEX TO EXHIBITS



Exhibit No.                         Description
-----------                         -----------
 (3)(i)              Certificate of Incorporation, incorporated herein by
                     reference to Exhibit 3.1 to the Registration Statement on
                     Form S-1, Registration No. 33-69522, dated September 25,
                     1993 and amended on November 3, 1993

 (3)(ii) Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration
                     No. 33-69522, dated September 25, 1993 and amended on
                     November 3, 1993

 (4)                 Specimen stock certificate, incorporated by reference to
                     Exhibit 4.1 to the Registration Statement on Form S-1,
                     Registration No. 33-69522, dated September 25, 1993
                     and amended on November 3, 1993

 (11)                Statement Regarding Computation of Per Share Earnings

 (12)                Statement Regarding Computation of Ratios

 (13)                Portions of 1996 Annual Report to Stockholders

 (21)                Subsidiaries of the Registrant

 (23)                Consent of McGladrey & Pullen, LLP

 (27)                Financial Data Schedule
