Form 10-Q
period 1997-03-31
KS BANCORP INC
filed 1997-05-13
CIK 912764

                                 UNITED  STATES
                      SECURITIES AND  EXCHANGE  COMMISSION
                             Washington  D.C. 25049

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997
                                   --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    -----------------

                         Commission File Number 0-22734
                                                -------

                                KS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                                  56-1842707
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                             207 West Second Street
                                 P. O. Box 219
                          Kenly, North Carolina 27542
               --------------------------------------------------
               (Address of principal executive office) (Zip code)

                                 (919)-284-4157
                        --------------------------------
                        (Registrant's telephone  number)

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                       -------     -------

As of May 2, 1997 there were issued and outstanding 664,137 shares of the Registrant's common stock, no par value.

                        KS BANCORP, INC. AND SUBSIDIARY

                                    CONTENTS



PART I - FINANCIAL INFORMATION                                    Pages
                                                                  -----

  Item 1.  Financial Statements

    Consolidated statements of financial condition at
    March 31, 1997 (Unaudited) and December 31, 1996                1-2

    Consolidated statements of income for the three months ended
    March 31, 1997 and March 31, 1996 (Unaudited)                     3

    Consolidated statements of cash flows for the three months
    ended March 31, 1997 and March 31, 1996 (Unaudited)             4-5

    Notes to consolidated financial statements                        6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7-9


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                         10

  Item 2.  Changes in Securities                                     10

  Item 3.  Defaults upon Senior Securities                           10

  Item 4.  Submission of Matters to a Vote of Security Holders       10

  Item 5.  Other Information                                         10

  Item 6.  Exhibits and Reports on Form 8-K                          10


  Signatures                                                         11

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1997 AND DECEMBER 31, 1996

                                             March 31,       December 31,
ASSETS                                         1997             1996
------                                     -------------    -------------
                                             (Unaudited)
Cash and short-term cash investments:
 Interest-bearing                          $   2,307,393    $   5,680,182
 Noninterest-bearing                             435,691          480,054
Investment securities:
 Held to maturity, at cost                     2,000,657        2,501,080
 Available for sale, at fair value             5,970,187        5,751,745
 FHLB stock and other nonmarketable              790,300          724,700
  equity securities
Mortgage-backed securities, held to            1,383,103        1,392,585
 maturity, at cost
Loans receivable, net                         85,112,643       81,510,872
Accrued interest receivable                      620,979          559,305
Property and equipment, net                    1,997,456        1,925,973
Real estate acquired in settlement of                              65,714
 loans
Prepaid expenses and other assets                135,957           98,268
Refundable income taxes                                           149,558
                                           -------------    -------------
       TOTAL ASSETS                        $ 100,754,366    $ 100,840,036
                                           -------------    -------------




                                             March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           1997            1996
--------------------------------------    --------------   -------------
                                           (Unaudited)
Liabilities:
 Deposits                                 $  82,010,083    $  82,345,925
 Advances from Federal Home Loan Bank         4,000,000        4,000,000
 Accounts payable and accrued expenses          161,269          189,145
 Advance payments by borrowers for               53,685           45,609
  taxes and insurance
 Deferred income taxes                          531,006          538,318
 Income taxes payable                            68,371
                                          --------------   -------------
       TOTAL LIABILITIES                     86,824,414       87,118,997
                                          --------------   -------------
Stockholders' equity:
 Preferred stock, no par value,
  authorized 5,000,000 shares;
   none issued
 Common stock, no par value, authorized
  20,000,000 shares;
   issued 663,263 shares in 1997 and
    1996
 Additional paid-in capital                   5,171,450        5,161,212
 Note receivable, ESOP                         (273,000)        (273,000)
 Unrealized gain on securities                  435,927          454,113
  available for sale, net of tax effect
 Retained earnings, substantially             8,595,575        8,378,714
  restricted
                                          --------------   -------------
       TOTAL STOCKHOLDERS' EQUITY            13,929,952       13,721,039
                                          --------------   -------------
       TOTAL LIABILITIES AND              $ 100,754,366    $ 100,840,036
        STOCKHOLDERS' EQUITY
                                          --------------   -------------

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                              1997          1996
                                          ------------  ------------
Interest and dividend income:
 Loans                                    $  1,856,363  $  1,588,032
 Investment securities                         122,721       149,306
 Mortgage-backed securities                     24,861        25,600
 Interest-bearing deposits                      32,412        23,391
                                          ------------  ------------
       TOTAL INTEREST INCOME                 2,036,357     1,786,329

Interest expense:
 Deposits                                    1,017,192       903,118
 Borrowings                                     58,536        44,819
                                          ------------  ------------
       TOTAL INTEREST EXPENSE                1,075,728       947,937
                                          ------------  ------------
       NET INTEREST INCOME                     960,629       838,392

Provision for loan losses                                     40,000
                                          ------------  ------------
       NET INTEREST INCOME AFTER              960,629       798,392
         PROVISION FOR LOAN LOSSES

 Other income                                   41,139        34,610
                                          ------------  ------------
                                             1,001,768       833,002
                                          ------------  ------------
Noninterest expense:
 Compensation and employee benefits            285,411       254,631
 Occupancy                                      23,611        20,915
 Equipment maintenance and expense              13,958        15,103
 Data processing and outside service            42,412        38,076
  fees
 Insurance                                      17,727        43,963
 Other                                         105,757        83,059
                                          ------------  ------------
                                               488,876       455,747
                                          ------------  ------------
       INCOME BEFORE INCOME TAXES              512,892       377,255
                                          ------------  ------------
Income taxes:
 Current                                       196,217       137,899
 Deferred                                        3,834        (9,405)
                                          ------------  ------------
                                               200,051       128,494
                                          ------------  ------------
       NET INCOME                         $    312,841  $    248,761
                                          ------------  ------------

Primary earnings per share                $       0.45  $       0.36
                                          ------------  ------------

See Notes to Consolidated Financial Statements.

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                1997          1996
                                          ------------   ------------
Cash Flows From Operating Activities
 Net income                               $    312,841   $    248,761
 Adjustments to reconcile net income to
  net
   cash provided by operating
    activities:
   Depreciation and amortization                20,326         23,266
   Deferred income taxes                         3,834         (9,405)
   Loss on sale of investment securities         5,994
   Gain on sale of real estate acquired            (89)
    in settlement of loans
   Provision for loan losses                                   40,000
   ESOP compensation expense credited           10,238          9,019
    to paid-in capital
   Changes in assets and liabilities:
    (Increase) decrease in:
      Accrued interest receivable              (61,674)       (31,015)
      Prepaid expenses and other assets        (37,689)       (36,516)
      Refundable income taxes                  149,558         41,783
    Increase (decrease) in:
      Accrued expenses and other               (27,876)        13,656
       liabilities
      Income taxes payable                      68,371        103,089
                                          ------------   ------------
       NET CASH PROVIDED BY OPERATING          443,834        402,638
        ACTIVITIES
                                          ------------   ------------
Cash Flows From Investing Activities
 Proceeds from maturities of investments     1,000,000        500,000
 Proceeds from sale of investments           1,994,006
  available for sale
 Purchase of investments                    (2,811,616)
 Principal repayments of MBS's                   7,336        268,915
 Mortgage loans, net                        (3,601,771)    (3,377,094)
 Proceeds from sale of real estate              65,803
  acquired in settlement of loans
 Proceeds from sale of property and             16,750
  equipment
 Purchase of property and equipment           (107,748)       (63,852)
                                          ------------   ------------
       NET CASH USED IN INVESTING           (3,437,240)    (2,672,031)
        ACTIVITIES
                                          ------------   ------------


KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                              1997            1996
                                          -------------   ------------
Cash Flows From Financing Activities
 Net increase (decrease) in deposits      $    (335,842)  $  1,750,735
 Advance from Federal Home Loan Bank
 Increase (decrease) in advance
  payments by borrowers
    for taxes and insurance                       8,076         (9,617)
 Cash dividends paid                            (95,980)       (98,394)
 Repurchase of common stock                                   (370,000)
                                          -------------   ------------
       NET CASH PROVIDED BY (USED IN)          (423,746)     1,272,724
        FINANCING ACTIVITIES
                                          -------------   ------------
        NET DECREASE IN CASH AND CASH        (3,417,152)      (996,669)
         EQUIVALENTS
Cash and cash equivalents:
 Beginning                                    6,160,236      4,083,414
                                          -------------   ------------
 Ending                                   $   2,743,084   $  3,086,745
                                          -------------   ------------


Supplemental Disclosures of Cash Flow
 Information
 Cash payments (refunds) for:
   Interest                               $   1,071,012   $    930,528
                                          -------------   ------------
   Income taxes                           $               $     (6,973)
                                          -------------   ------------
 Cash and cash equivalents:
   Cash and short-term investments:
    Interest-bearing                      $   2,307,393   $  2,813,140
    Noninterest-bearing                         435,691        273,605
                                          -------------   ------------
                                          $   2,743,084   $  3,086,745
                                          -------------   ------------



See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1996 KS Bancorp, Inc. annual report.

NOTE 2. ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses increased by the related provision charged to operations of $-0- and $40,000 during the three month periods ended March 31, 1997 and 1996, respectively. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at March 31, 1997 is $301,867. The Bank's ratio of nonperforming assets to total assets at March 31, 1997 and 1996 was .42% and .73%, respectively.

NOTE 3.  EARNINGS PER SHARE

KS Bancorp's earnings per share for the three month periods ended March 31, 1997 and 1996 were based upon the weighted average number of 699,362 and 699,543 shares assumed to be outstanding for the periods, respectively. Stock options had a dilutive effect on earnings per share in the three month periods ended March 31, 1997 and March 31, 1996. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans."

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the quarter ended March 31, 1997 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Kenly Savings Bank, SSB (the Bank). This overview should be read in conjunction with the consolidated financial statements and supplemental financial data contained herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Corporation's 1996 annual report on form 10-K.

OVERVIEW OF FIRST QUARTER RESULTS:

Total assets decreased by $86,000 during the three month period ended March 31, 1997. Earnings for the period totaled approximately $313,000, however payment of dividends of $96,000 and a decrease in deposits of $336,000, contributed to the overall decrease in assets during the quarter.

Mortgage loans increased by $3.6 million during the three month period ended March 31, 1997, primarily as a result of an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio.

Investment securities and short-term interest-bearing deposits, decreased by approximately $3.6 million during the first quarter and amounted to $11.1 million at March 31, 1997. The market value of the Corporation's available for sale securities decreased by $29,000 during the quarter, primarily as a result of movements in market interest rates. At March 31, 1997, the Corporation's available for sale portfolio had securities with unrealized gains of $743,000
and unrealized losses of $40,000.   During the quarter, the Corporation received
proceeds from sales and maturities of investments totaling $3.0 million, and purchased investments totaling $2.8 million. Proceeds from sales and maturities in excess of purchases and the decrease in short-term interest-bearing deposits helped to fund the Bank's increased mortgage loan activity during the quarter.

The Corporation's return on assets for the three month periods ended March 31, 1997 and 1996 on an annualized basis was 1.24% and 1.12%, respectively. The Corporation's return on equity for the three month periods ended March 31, 1997 and 1996 on an annualized basis was 9.05% and 7.24%, respectively.

During the first quarter, the Corporation paid a cash dividend of $ .15 a share, amounting to approximately $96,000. At March 31, 1997, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

Net income for the three month periods ended March 31, 1997 and 1996 was $312,841 ($.45 per share) and $248,761 ($.36 per share), respectively. Net interest income for the three month period ended March 31, 1997 was approximately $122,000 higher than the comparable period of 1996. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods, and a change in the mix of interest-earning assets favoring loans receivable instead of

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

Noninterest expense increased by approximately $33,000 during the three month period ended March 31, 1997 versus the comparable period in 1996. The primary reason for the overall increase was due to increased levels of compensation and other expenses associated with the operations of the new branch office in Kenly, North Carolina opened during the fourth quarter of 1996, and the operation of the Bank's Goldsboro, North Carolina facility as a full service branch. Renovations of the new Goldsboro office were completed and the facility opened as a full service branch during the latter part of the quarter ended March 31, 1996. Prior to this, the Bank operated a loan origination office in Goldsboro.

ASSET QUALITY:

Nonperforming assets, which consist of nonaccrual loans and real estate acquired through foreclosure, amounted to approximately $428,000 and $647,000 at March 31, 1997 and 1996, respectively. The ratio of nonperforming assets to total assets at March 31, 1997 and 1996 was .42% and .73%, respectively. Based on management's analysis of the adequacy of its allowances at March 31, 1997, no provision for loan losses was made during the quarter, positively impacting net income for the quarter as compared to the same quarter in the previous year. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. Due to the slightly higher ratio of nonperforming assets to total assets and an increased balance of loans outstanding at March 31, 1996, the Bank added $40,000 to its allowance for loan losses during the quarter ended March 31, 1996. The balance of the Bank's allowance for loan losses amounted to approximately $302,000 at March 31, 1997 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

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

The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------





such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded such requirements at March 31, 1997 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.


CAPITAL RESOURCES AND ADEQUACY:

KS Bancorp, Inc's stockholders' equity was $13,929,952, or 13.83% of total assets at March 31, 1997. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at March 31, 1997.

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

                                                  KS BANCORP, INC.

     Dated      May 2, 1997                  By:  /s/ Harold T. Keen
           ----------------------------           -----------------------
                                                  Harold T. Keen
                                                  President and CEO

     Dated      May 2, 1997                  By:  /s/ Helen B. Pollock
           ----------------------------           -----------------------
                                                  Helen B. Pollock
                                                  Treasurer