Form 10-Q
period 1997-06-30
KS BANCORP INC
filed 1997-08-21
CIK 912764

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    -----------------------------------------

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------     ------------------

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

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ------    ------

As of August 5, 1997 there were issued and outstanding 885,356 shares of the Registrant's common stock, no par value.

                        KS BANCORP, INC. AND SUBSIDIARY

                                   CONTENTS


PART I - FINANCIAL INFORMATION                                    Pages
                                                                  -----
 Item 1.  Condensed Consolidated Financial Statements

  Statements of financial condition at June 30, 1997
   (Unaudited) and December 31, 1996                                1-2

  Statements of income for the three months ended June 30, 1997
   and 1996 (Unaudited)                                               3

  Statements of income for the six months ended June 30, 1997
   and 1996 (Unaudited)                                               4

  Statements of cash flows for the six months ended June 30, 1997
   and 1996 (Unaudited)                                             5-6

  Notes to consolidated financial statements                          7

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8-10

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                          11

 Item 2.  Changes in Securities                                      11

 Item 3.  Defaults upon Senior Securities                            11

 Item 4.  Submission of Matters to a Vote of Security Holders        11

 Item 5.  Other Information                                          11

 Item 6.  Exhibits and Reports on Form 8-K                           11


 Signatures                                                          12

KS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                  June 30,          December 31,
ASSETS                                                              1997                1996
------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Cash and short-term cash investments:

  Interest-bearing                                               $ 2,290,684        $  5,680,182

  Noninterest-bearing                                                412,821             480,054

Investment securities:

  Held to maturity, at cost                                        2,000,229           2,501,080

  Available for sale, at fair value                                6,196,625           5,751,745

  FHLB stock and other nonmarketable equity securities               790,300             724,700

Mortgage-backed securities, held to maturity, at cost              1,370,257           1,392,585

Loans receivable, net                                             90,233,905          81,510,872

Accrued interest receivable                                          660,219             559,305

Property and equipment, net                                        2,006,573           1,925,973

Real estate acquired in settlement of loans                                -              65,714

Prepaid expenses and other assets                                    159,688              98,268

Refundable income taxes                                                    -             149,558
                                                                 -------------------------------
        TOTAL ASSETS                                             $106,121,301       $100,840,036
                                                                 ===============================


                                                                                  June 30,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                1997                1996
----------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)

Liabilities:

 Deposits                                                                       $ 83,837,056        $ 82,345,925

 Advances from Federal Home Loan Bank                                              7,000,000           4,000,000

 Accounts payable and accrued expenses                                               198,813             189,145

 Advance payments by borrowers for taxes and insurance                                85,939              45,609

 Deferred income taxes                                                               618,377             538,318

 Income taxes payable                                                                 29,489                   -
                                                                                --------------------------------
        TOTAL LIABILITIES                                                         91,769,674          87,118,997
                                                                                --------------------------------
Stockholders' equity:

 Preferred stock, no par value, authorized 5,000,000 shares;
  none issued                                                                              -                   -

 Common stock, no par value, authorized 20,000,000 shares;
  issued 885,356 in 1997 and 884,191 in 1996                                               -                   -

 Additional paid-in capital                                                        5,189,900           5,161,212

 Note receivable, ESOP                                                              (273,000)           (273,000)

 Unrealized gain on securities available for sale, net of tax effect                 575,117             454,113

 Retained earnings, substantially restricted                                       8,859,610           8,378,714
                                                                                --------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                14,351,627          13,721,039
                                                                                --------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $106,121,301        $100,840,036
                                                                                ================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                             1997           1996
-----------------------------------------------------------------------------------------------------
Interest and dividend income:

 Loans                                                                    $1,992,016      $1,659,623

 Investment securities                                                       128,927         142,297

 Mortgage-backed securities                                                   24,753          28,128

 Interest-bearing deposits                                                    18,562          24,413
                                                                          --------------------------
        TOTAL INTEREST INCOME                                              2,164,258       1,854,461

Interest expense:

 Deposits                                                                  1,052,255         931,061

 Borrowings                                                                   75,625          48,966
                                                                          --------------------------
        TOTAL INTEREST EXPENSE                                             1,127,880         980,027
                                                                          --------------------------
        NET INTEREST INCOME                                                1,036,378         874,434

Provision for loan losses                                                          -           2,000
                                                                          --------------------------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                1,036,378         872,434

Other income                                                                  36,765          32,360
                                                                          --------------------------
                                                                           1,073,143         904,794
                                                                          --------------------------
Noninterest expense:

 Compensation and employee benefits                                          281,750         253,757

 Occupancy                                                                    29,410          18,098

 Equipment maintenance and expense                                            14,188          15,473

 Data processing and outside service fees                                     42,377          38,191

 Insurance                                                                    19,774          43,320

 Other                                                                       100,663          79,361
                                                                          --------------------------
                                                                             488,162         448,200
                                                                          --------------------------
        INCOME BEFORE INCOME TAXES                                           584,981         456,594
                                                                          --------------------------

Income taxes:

 Current                                                                     223,508         153,797

 Deferred                                                                      2,061          11,125
                                                                          --------------------------
                                                                             225,569         164,922
                                                                          --------------------------
        NET INCOME                                                        $  359,412      $  291,672
                                                                          ==========================

Earnings per share                                                        $     0.38      $     0.32
                                                                          ==========================
Weighted average common and common equivalent shares                         945,703         917,075
                                                                          ==========================
Dividends paid per share                                                  $     0.11      $     0.11
                                                                          ==========================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                             1997          1996
-----------------------------------------------------------------------------------
Interest and dividend income:

 Loans                                                    $3,848,379     $3,247,655

 Investment securities                                       251,648        291,603

 Mortgage-backed securities                                   49,614         53,728

 Interest-bearing deposits                                    50,974         47,804
                                                          -------------------------
        TOTAL INTEREST INCOME                              4,200,615      3,640,790

Interest expense:

 Deposits                                                  2,069,447      1,834,179

 Borrowings                                                  134,161         93,785
                                                          -------------------------
        TOTAL INTEREST EXPENSE                             2,203,608      1,927,964
                                                          -------------------------
        NET INTEREST INCOME                                1,997,007      1,712,826

Provision for loan losses                                          -         42,000
                                                          -------------------------
        NET INTEREST INCOME AFTER PROVISION FOR
          LOAN LOSSES                                      1,997,007      1,670,826

 Other income                                                 77,904         66,970
                                                          -------------------------
                                                           2,074,911      1,737,796
                                                          -------------------------
Noninterest expense:

 Compensation and employee benefits                          567,161        508,388

 Occupancy                                                    53,021         39,013

 Equipment maintenance and expense                            28,146         30,576

 Data processing and outside service fees                     84,789         76,267

 Insurance                                                    37,501         87,283

 Other                                                       206,420        162,420
                                                          -------------------------
                                                             977,038        903,947
                                                          -------------------------
        INCOME BEFORE INCOME TAXES                         1,097,873        833,849
                                                          -------------------------
Income taxes:

 Current                                                     419,725        291,696

 Deferred                                                      5,895          1,720
                                                          -------------------------
                                                             425,620        293,416
                                                          -------------------------
        NET INCOME                                        $  672,253    $   540,433
                                                          -------------------------

Earnings per share                                        $     0.72    $      0.58
                                                          =========================

Weighted average common and common equivalent shares         937,070        927,899
                                                          =========================
Dividends paid per share                                  $     0.22    $      0.22
                                                          =========================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC.  AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                          1997             1996
---------------------------------------------------------------------------------
Net income                                              $   672,253    $  540,433
Adjustments to reconcile net income to
 net
  cash provided by operating activities:
  Depreciation and amortization                              42,415        36,100
  Deferred income taxes                                       5,895         1,720
  Loss on sale of investment securities                       5,994         7,169
  Gain on sale of real estate acquired in
   settlement of loans                                          (89)            -
  Provision for loan losses                                                42,000
  ESOP compensation expense credited to
   paid-in capital                                           22,588        16,819
  Changes in assets and liabilities:
    (Increase) decrease in:
        Accrued interest receivable                        (100,914)      (47,060)
        Prepaid expenses and other assets                   (61,420)      (43,305)
        Refundable income taxes                             149,558        41,783
    Increase (decrease) in:
        Accrued expenses and other liabilities                9,668        20,881
        Income taxes payable                                 29,489         9,019
                                                        -------------------------
          NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                      775,437       625,559
                                                        -------------------------
Cash Flows From Investing Activities
  Proceeds from sales and maturities of
   investments                                            3,494,006      2,297,500
  Purchase of investments                                (3,311,616)    (1,482,154)
  Principal repayments of mortgage-backed
   securities                                                18,049        308,440
  Mortgage loans, net                                    (8,723,033)    (6,396,762)
  Proceeds from sale of real estate
   acquired in settlement of loans                           65,803              -
  Proceeds from sale of property and
   equipment                                                 16,750              -
  Purchase of property and equipment                       (138,331)      (247,860)
                                                        --------------------------
          NET CASH USED IN INVESTING ACTIVITIES          (8,578,372)    (5,520,836)
                                                        --------------------------


KS BANCORP, INC.  AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                             1997          1996
------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net increase in deposits                              $   1,491,131   $  5,251,738
  Advance from Federal Home Loan Bank                       3,000,000              -
  Increase in advance payments by
   borrowers for taxes and insurance                           40,330         20,258
  Cash dividends paid                                        (191,357)      (193,788)
  Issuance of common stock                                      8,740              -
  Repurchase of common stock                                   (2,640)      (370,000)
                                                        ----------------------------
          NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                       4,346,204      4,708,208
                                                        ----------------------------
          NET DECREASE IN CASH AND CASH
           EQUIVALENTS                                     (3,456,731)      (187,069)
Cash and cash equivalents:
  Beginning                                                 6,160,236      4,083,414
                                                        ----------------------------
  Ending                                                $   2,703,505   $  3,896,345
                                                        ----------------------------
Supplemental Disclosures of Cash Flow
 Information
  Cash payments (refunds) for:
    Interest                                            $   2,220,864   $  1,929,576
                                                        ----------------------------
    Income taxes                                        $     464,502   $    247,868
                                                        ----------------------------
  Cash and cash equivalents:
    Cash and short-term investments:
      Interest-bearing                                  $   2,290,684   $  3,448,064
      Noninterest-bearing                                     412,821        448,281
                                                        ----------------------------
                                                        $   2,703,505   $  3,896,345
                                                        ----------------------------

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1996 KS Bancorp, Inc. annual report.

NOTE 2. ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses at June 30, 1997 was $301,867 and has remained unchanged during 1997. The Bank's ratio of nonperforming assets to total assets at June 30, 1997 was .35%.

NOTE 3. STOCK DIVIDEND

On June 25, 1997, the Bank effected a four for three stock split for shareholders of record on June 10, 1997. As a result of the stock split, the Bank issued 221,219 shares of common stock. All prior period share information included in the financial statements has been restated to reflect the stock split.

KS BANCORP, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the quarter and six month ended June 30, 1997 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Kenly Savings Bank, SSB (the
Bank). This overview should be read in conjunction with the consolidated financial statements and supplemental financial data contained herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Corporation's 1996 annual report on form 10-K.

OVERVIEW OF 1997 RESULTS:

Total assets increased by $5.4 million during the three month period ended June 30, 1997 primarily as result of an increase in the Bank's loan portfolio which was funded primarily through increased deposits of $1.5 million and advances received from the FHLB of approximately $3 million. Earnings for the period totaled approximately $359,000.

Mortgage loans increased by $5.1 million during the three month period ended June 30, 1997, building on the $3.6 million increase during the previous quarter. The increase resulted primarily from an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio.

Investment securities and short-term interest-bearing deposits, increased by approximately $210,000 during the second quarter and amounted to $11.3 million at June 30, 1997. The market value of the Corporation's available for sale securities increased by $166,000 during the quarter, primarily as a result of movements in market interest rates. At June 30, 1997, the Corporation's available for sale portfolio had securities with unrealized gains of $942,000 and unrealized losses of $14,000.

The Corporation's annualized return on assets for the three and six month periods ended June 30, 1997 was 1.35% and 1.27%, respectively. For the same periods in 1996, the annualized return was 1.27% and 1.19%, respectively. The Corporation's return on equity for the three and six month periods ended June 30, 1997 was 10.0% and 9.37%, respectively, compared to 8.50% and 7.85% for the same periods in 1996.

During each of the quarters ended March 31, 1997 and June 30, 1997, the Corporation paid a cash dividend of $ .11, amounting to approximately $96,000 and $95,000, respectively. At June 30, 1997, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

Net income for the three and six month periods ended June 30, 1997 was $359,412 or $.38 per share and $672,253 or $.72 per share, respectively. Net income for the comparable periods in 1996 was $291,672 or $.32 per share and $540,433 or $.58 per share, respectively. Net interest income for the three month period ended June 30, 1997 was approximately $162,000 higher than the comparable period of 1996, while the net interest income for the six month period ended June 30, 1997 was approximately $284,000 higher than the comparable period for 1996. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods, and a change in the mix of interest-earning assets favoring loans receivable instead of investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

KS BANCORP, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Noninterest expense increased by approximately $40,000 and $73,000 during the three and six month periods ended June 30, 1997, respectively, compared to the comparable periods in 1996. The primary reason for the overall increases were due to increased levels of compensation and other expenses associated with the operations of the new branch office in Kenly, North Carolina opened during the fourth quarter of 1996, and the operation of the Bank's Goldsboro, North
Carolina facility as a full service branch.   The increases were offset by lower
deposit insurance premiums in 1997 as a result of recapitalization of the Savings Associations Insurance Fund.

ASSET QUALITY:

Nonperforming assets, which consist of nonaccrual loans and real estate acquired through foreclosure, amounted to approximately $375,000 and $274,000 at June 30, 1997 and December 31, 1996, respectively. The ratio of nonperforming assets to total assets at June 30, 1997 and December 31, 1996 was .35% and .34%, respectively. Based on management's analysis of the adequacy of its allowances at June 30, 1997, no provision for loan losses was made during 1997. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and
current economic conditions.   The balance of the Bank's allowance for loan
losses amounted to approximately $302,000 at June 30, 1997 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

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

The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded its requirements at June 30, 1997 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

KS BANCORP, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

CAPITAL RESOURCES AND ADEQUACY:

KS Bancorp, Inc's stockholders' equity was $14.3 million, or 13.53% of total assets at June 30, 1997. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at June 30, 1997.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  27.  Financial Data Schedule
          (b) No reports on Form 8-K were filed for the period covered by this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  KS BANCORP, INC.

    Dated      August 5, 1997                     By:  /s/ Harold T. Keen
          ------------------------------             ---------------------------
                                                     Harold T. Keen
                                                     President and CEO

    Dated      August 5, 1997                     By:  s/s Helen B. Pollock
          ------------------------------             ---------------------------
                                                     Helen B. Pollock
                                                     Treasurer