Form 10-Q
period 1997-09-30
KS BANCORP INC
filed 1997-11-14
CIK 912764

                                UNITED  STATES
                     SECURITIES AND  EXCHANGE  COMMISSION
                            Washington  D.C. 25049

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1997
                                    -----------------------------------------

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   ---------------------   ------------------

                         Commission File Number 0-22734
                                                -------

                                KS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                   56-1842707
-------------------------------             ------------------------------------
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

                                 (919)-284-4157
                        -------------------------------
                        (Registrant's telephone number)

                                      N/A
   ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ------    -----

As of November 4, 1997 there were issued and outstanding 885,356 shares of the Registrant's common stock, no par value.

                        KS BANCORP, INC. AND SUBSIDIARY

                                   CONTENTS

PART I - FINANCIAL INFORMATION                                       Pages
                                                                     -----
     Item 1.  Condensed Consolidated Financial Statements

              Statements of financial condition at September 30, 1997
              (Unaudited) and December 31, 1996                        1-2

              Statements of income for the three months ended
              September 30, 1997 and September 30, 1996 (Unaudited)      3

              Statements of income for the nine months ended
              September 30, 1997 and September 30, 1996 (Unaudited)      4

              Statements of cash flows for the nine months ended
              September 30, 1997 and September 30, 1996 (Unaudited)    5-6

              Notes to condensed consolidated financial statements       7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of  Operations                    8-10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                         11

     Item 2.  Changes in Securities                                     11

     Item 3.  Defaults upon Senior Securities                           11

     Item 4.  Submission of Matters to a Vote of Security Holders       11

     Item 5.  Other Information                                         11

     Item 6.  Exhibits and Reports on Form 8-K                          11


     Signatures                                                         12

KS BANCORP, INC.  and subsidiary

Condensed Consolidated Statements of Financial Condition
September 30, 1997 and December 31, 1996

                                                            September 30,    December 31,
ASSETS                                                         1997              1996
------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Cash and short-term cash investments:
  Interest-bearing                                          $    3,546,616   $   5,680,182
  Noninterest-bearing                                              442,458         480,054
Investment securities:
  Held to maturity, at cost                                      2,000,000       2,501,080
  Available for sale, at fair value                              6,216,681       5,751,745
  FHLB stock and other nonmarketable equity securities             790,300         724,700
Mortgage-backed securities, held to maturity, at cost            1,350,409       1,392,585
Loans receivable, net                                           92,627,268      81,510,872
Accrued interest receivable                                        700,212         559,305
Property and equipment, net                                      2,008,390       1,925,973
Real estate acquired in settlement of loans                         63,291          65,714
Prepaid expenses and other assets                                  180,948          98,268
Refundable income taxes                                             10,625         149,558
                                                            --------------  --------------
TOTAL ASSETS                                                $  109,937,198  $  100,840,036
                                                            ==============  ==============



                                                                    September 30,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1997               1996
----------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Liabilities:
  Deposits                                                          $   8,6461,984    $   82,345,925
  Advances from Federal Home Loan Bank                                   8,000,000         4,000,000
  Accounts payable and accrued expenses                                    205,173           189,145
  Advance payments by borrowers for taxes and insurance                     90,708            45,609
  Deferred income taxes                                                     62,543           538,318
                                                                    --------------    --------------
    TOTAL LIABILITIES                                                    9,538,330        87,118,997
                                                                    --------------    --------------
Stockholders' equity:
  Preferred stock, no par value, authorized 5,000,000 shares;
   none issued
Common stock, no par value, authorized 20,000,000 shares;
issued 885,356  in 1997 and 884,351 in 1996, respectively
Additional paid-in capital                                               5,203,550         5,161,212
Note receivable, ESOP                                                     (273,000)         (273,000)
Unrealized gain on securities available                                    595,307           454,113
 for sale, net of tax effect
Retained earnings, substantially restricted                              9,028,040         8,378,714
                                                                    --------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                              14,553,897        13,721,039
                                                                    --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  109,937,198    $  100,840,036
                                                                    --------------    --------------

See Notes to Condensed Consolidated Financial Statements.

KS BANCORP, INC. and subsidiary

Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended September 30, 1997 and 1996

                                             1997           1996
--------------------------------------------------------------------
Interest and dividend income:
Loans                                    $  2,050,736    $ 1,721,568
Investment securities                         130,515        131,862
Mortgage-backed securities                     24,524         23,423
Interest-bearing deposits                      26,478         21,566
                                         ------------    -----------
TOTAL INTEREST INCOME                       2,232,253      1,898,419

Interest expense:
Deposits                                    1,085,572        965,852
Borrowings                                    120,925         52,478
                                         ------------    -----------
TOTAL INTEREST EXPENSE                      1,206,497      1,018,330
                                         ------------    -----------

NET INTEREST INCOME                         1,025,756        880,089
Provision for loan losses                      19,000         20,500
                                         ------------    -----------

 NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           1,006,756        859,589
Other income                                   41,354         40,794
                                         ------------    -----------
                                            1,048,110        900,383
                                         ------------    -----------

Noninterest expense:
Compensation and employee benefits            347,604        274,794
Occupancy                                      26,938         18,988
Equipment maintenance and expense              16,826         14,839
Data processing and outside service fees       40,912         38,361
Insurance                                      23,865         43,319
Special SAIF assessment                                      436,548
Other                                          89,796         56,333
                                         ------------    -----------
                                              545,941        883,182
                                         ------------    -----------
INCOME BEFORE INCOME TAXES                    502,169         17,201
                                         ------------    -----------
Income taxes (benefit):
Current                                       209,451        (19,455)
Deferred                                       (3,641)        25,300
                                         ------------    -----------
                                              205,810          5,845
                                         ------------    -----------
NET INCOME                               $    296,359    $    11,356
                                         ------------    -----------
Earnings per share                       $       0.31    $      0.02
                                         ------------    -----------
Weighted average common and common
 equivalent shares                            943,986        923,449
                                         ------------    -----------
Dividends paid per share                 $       0.15    $      0.15
                                         ------------    -----------

See Notes to Condensed Consolidated Financial Statements.

KS BANCORP, INC. and subsidiary

Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended September 30, 1997 and 1996

                                              1997           1996
-------------------------------------------------------------------
Interest and dividend income:
Loans                                     $  5,899,115  $ 4,969,223
Investment securities                          382,163      423,465
Mortgage-backed securities                      74,138       77,151
Interest-bearing deposits                       77,452       69,370
                                          ------------  -----------
TOTAL INTEREST INCOME                        6,432,868    5,539,209

Interest expense:
Deposits                                     3,155,019    2,800,031
Borrowings                                     255,086      146,263
                                          ------------  -----------
TOTAL INTEREST EXPENSE                       3,410,105    2,946,294
                                          ------------  -----------

NET INTEREST INCOME                          3,022,763    2,592,915
Provision for loan losses                       19,000       62,500
                                          ------------  -----------
 NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                            3,003,763    2,530,415
Other income                                   119,258      107,764
                                          ------------  -----------
                                             3,123,021    2,638,179
                                          ------------  -----------

Noninterest expense:
Compensation and employee benefits             914,765      783,182
Occupancy                                       79,959       58,001
Equipment maintenance and expense               44,972       45,415
Data processing and outside service fees       125,701      114,628
Insurance                                       61,366      130,602
Special SAIF assessment                                     436,548
Other                                          296,216      218,753
                                          ------------  -----------
                                             1,522,979    1,787,129
                                          ------------  -----------

INCOME BEFORE INCOME TAXES                   1,600,042      851,050
                                          ------------  -----------

Income taxes:
Current                                        629,176      272,241
Deferred                                         2,254       27,020
                                          ------------  -----------
                                               631,430      299,261
                                          ------------  -----------
NET INCOME                                $    968,612  $   551,789
                                          ------------  -----------
Earnings per share                        $       1.03  $      0.60
                                          ------------  -----------
Weighted average common and common
 equivalent shares                             939,384      924,400
                                          ------------  -----------
Dividends paid per share                  $       0.37  $      0.34
                                          ------------  -----------

See Notes to Condensed Consolidated Financial Statements.

KS BANCORP, INC.  and subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 1997 and 1996

                                                1997         1996
                                          ---------------------------
Cash Flows From Operating Activities
Net income                                $     968,612   $   551,789
Adjustments to reconcile net income to
 net

Cash provided by operating activities:
Depreciation and amortization                    77,064        50,621
Deferred income taxes                             2,254       (27,020)
Loss on sale of investment securities             5,905         7,169
Provision for loan losses                        19,000        62,500
ESOP compensation expense credited to
 paid-in capital                                 36,238        26,208

Changes in assets and liabilities:
(Increase) decrease in:
Accrued interest receivable                    (140,907)      (74,738)
Prepaid expenses and other assets               (82,680)      (82,453)
Refundable income taxes                         138,933      (111,114)
Increase (decrease) in:
Accrued expenses and other liabilities           16,028       518,151
                                          -------------   -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   1,040,447       921,113
                                          -------------   -----------
Cash Flows From Investing Activities
Proceeds from maturities of investments       1,500,000    (2,300,000)
Proceeds from sale of investments
 available for sale                           2,076,559      (497,500)
Purchase of investments                      (3,311,616)   (1,482,154)
Principal repayments of mortgage backed
 securities                                      35,777      (458,871)
Mortgage loans, net                         (11,135,396)   (9,022,544)
Purchase of property and equipment             (224,905)     (431,642)
                                          -------------   -----------
NET CASH USED IN INVESTING ACTIVITIES       (1,1059,581)   (7,679,969)
                                          -------------   -----------

KS BANCORP, INC.  and subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 1997 and 1996

                                                1997            1996
-------------------------------------------------------------------------
Cash Flows From Financing Activities
Net increase in deposits                  $    4,116,059     $   6,385,345
Advance from Federal Home Loan Bank            4,000,000         1,000,000
Increase in advance payments by borrowers
 for taxes and insurance                          45,099            28,423
Cash dividends paid                             (319,286)         (289,183)
Issuance of common stock                           8,740
Redemption of common stock                        (2,640)         (370,000)
                                          --------------     -------------
NET CASH PROVIDED BY FINANCING                 7,847,972         6,754,585
 ACTIVITIES
                                          --------------     -------------
 NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                 (2,171,162)           (4,271)
Cash and cash equivalents:
Beginning                                      6,160,236         4,083,414
                                          --------------     -------------
Ending                                    $    3,989,074     $   4,079,143
                                          --------------     -------------


Supplemental Disclosures of Cash Flow
 Information
Cash payments for:
Interest                                  $    3,423,965     $   2,938,462
                                          --------------     -------------
Income taxes                              $      689,176     $     444,368
                                          --------------     -------------
Cash and cash equivalents:
Cash and short-term investments:
Interest-bearing                          $    3,546,616     $   3,596,132
Noninterest-bearing                              442,458           483,011
                                          --------------     -------------
                                          $    3,989,074     $   4,079,143
                                          --------------     -------------

See Notes to Condensed Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Except for an adjustment during the nine month period ended September 30, 1996 recorded as a result of federal legislation to recapitalize the Savings Association Insurance Fund (SAIF), there were no other adjustments which were recorded other than normal recurring accruals. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1996 KS Bancorp, Inc. annual report.

ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses increased by the related provision charged to operations of $19,000 during the three and nine month periods ended September 30, 1997 and $20,500 and $62,500 during the three and nine month periods ended September 30, 1996, respectively. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at September 30, 1997 was $320,867. The Bank's ratio of nonperforming assets to total assets at September 30, 1997 was .06%.

STOCK DIVIDEND

On June 25, 1997, the Bank effected a four for three stock dividend for shareholders of record on June 10, 1997. As a result of the stock dividend, the Bank issued 221,219 shares of common stock. As a result of this, all prior period share information included in the interim financial statements has been restated.

SUBSEQUENT EVENT

On October 17, 1997, the Board approved a special cash dividend of $.30 per share to all stockholders on record as of October 28, 1997 with payment to be made on November 7, 1997.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the three and nine month periods ended September 30, 1997 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Kenly Savings Bank, SSB (the
Bank). This overview should be read in conjunction with the consolidated financial statements and supplemental financial data contained herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Corporation's 1996 annual report on form 10-K.

OVERVIEW OF 1997 RESULTS:

Total assets increased by $9.1 million during the nine month period ended September 30, 1997 primarily as result of an increase in the Bank's loan portfolio which was funded primarily through increased deposits of $4.1 million and advances received from the FHLB of approximately $4.0 million. Earnings for the period totaled approximately $969,000.

Mortgage loans increased by $11.1 million during the nine month period ended September 30, 1997. The increase resulted primarily due to a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio.

Investment securities and short-term interest-bearing deposits, increased by approximately $2.1 million during the nine month period ended September 30, 1997 and amounted to $12.5 million at September 30, 1997. The market value of the Corporation's available for sale securities increased by approximately $465,000 during the quarter, primarily as a result of movements in market interest rates. At September 30, 1997, the Corporation's available for sale portfolio had securities with unrealized gains of $960,000.

The Corporation's annualized return on assets for the three and nine month periods ended September 30, 1997 was 1.08% and 1.17%, respectively. For the same periods in 1996, the annualized return was .05% and .80%, respectively. The Corporation's return on equity for the three and nine month periods ended September 30, 1997 was 8.15% and 8.87%, respectively, compared to .33% and 5.32% for the same periods in 1996. Earnings during the three months and nine months ended September 30, 1996 were adversely effected by a special SAIF assessment levied by the FDIC on all SAIF insured institutions which amounted to $436,548.

KS BANCORP, INC AND SUBSIDIARY

MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During each of the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997 the Corporation paid cash dividends of $ .11, $ .11, and $ .15, amounting to approximately $96,000, $95,000 and $128,000 respectively. At September 30, 1997, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net income for the three and nine month periods ended September 30, 1997 was $296,359 or $.31 per share and $968,612 or $.1.03 per share, respectively. Net income for the comparable periods in 1996 was $11,356 or $.02 per share and $551,789 or $.60 per share, respectively. Net interest income for the three month period ended September 30, 1997 was approximately $146,000 higher than the comparable period of 1996, while the net interest income for the nine month period ended September 30, 1997 was approximately $430,000 higher than the comparable period for 1996. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods, and a change in the mix of interest-earning assets favoring loans receivable instead of investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

Noninterest expense decreased by approximately $337,000 and 264,000 during the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The primary reason for the overall decrease was due to large SAIF assessment paid during 1996. This was partially offset by increased levels of compensation and other expenses associated with the operations of the new branch office in Kenly, North Carolina opened during the fourth quarter of 1996, and the operation of the Bank's Goldsboro, North Carolina facility as a full service branch.

ASSET QUALITY:

Nonperforming assets, which consist of nonaccrual loans and real estate acquired through foreclosure, amounted to approximately $63,000 and $274,000 at September 30, 1997 and December 31, 1996, respectively. The ratio of nonperforming assets to total assets at September 30, 1997 and December 31, 1996 was .06% and .34%, respectively. Based on management's analysis of the adequacy of its allowances at September 30, 1997, a provision for loan losses was made of $19,000 during the three and nine months ended September 30, 1997. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The allowance for loan losses amounted to approximately $321,000 at September 30, 1997 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

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

The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded its requirements at September 30, 1997 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

CAPITAL RESOURCES AND ADEQUACY:

KS Bancorp, Inc.'s stockholders' equity was $14.5 million, or 13.24% of total assets at September 30, 1997. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division.
The Bank was substantially in excess of all such capital requirements at September 30, 1997.

KS BANCORP, INC AND SUBSIDIARY

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

              (b) No reports on Form 8-K were filed for the period covered.

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


                                      KS BANCORP, INC.

    Dated  November 4, 1997           By:  /s/ Harold T. Keen
          ------------------               -----------------------
                                            Harold T. Keen
                                            President and CEO

    Dated  November 4, 1997           By:  /s/ Helen B. Pollock
          ------------------               -----------------------
                                            Helen B. Pollock
                                            Treasurer