Form 10-K
period 1997-12-31
KS BANCORP INC
filed 1998-03-31
CIK 912764

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K


          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


              For the fiscal year ended         December 31, 1997
                                        -------------------------

          Commission file number        0-22734
                                 ------------------------


                                KS BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                               56-1842707
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


        207 West Second Street                              27542
           P. O. Box 219                                 -----------
        Kenly, North Carolina                             (Zip Code)
----------------------------------------
(Address of principal executive office)

Registrant's telephone number, including area code    (919) 284-4157
                                                      --------------


Securities Registered Pursuant to Section 12(b) of the Act:     None
                                                             -----------

          Securities Registered Pursuant to Section 12(g) of the Act:

                       Common Stock, no par value
                   -----------------------------------
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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.          [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $18,592,476 common stock, no par value, based on the closing price of such
--------------------------------------------------------------------------
common stock on March 16, 1998.
--------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 885,356 shares of common
                                                  ------------------------
stock, no par value, outstanding at March 16, 1998.
---------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of KS Bancorp, Inc. for the year ended December 31, 1997, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders of KS Bancorp, Inc. to be held on May 5, 1998, are incorporated by reference into
Part III.

Portions of the Registration Statement of KS Bancorp, Inc. on Form S-1, Registration No. 33-69522, dated September 25, 1993, as amended on November 3, 1993, are incorporated by reference into Part IV.

                                     PART I


ITEM 1.   BUSINESS

General

     Prior to December 29, 1993, Kenly Savings Bank, Inc., SSB (the "Bank") operated as a mutual North Carolina-chartered savings bank. On December 29, 1993, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by KS Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's executive office is located at 207 West Second Street, Kenly, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level, holding certain indebtedness outstanding from the Kenly Savings Bank, Inc., SSB Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP. In addition, the Company receives dividends which are declared and paid by the Bank on its capital stock.

     The Bank was originally chartered in 1924. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1936, and its deposits have been federally insured since 1961. The Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. As a North Carolina-chartered savings bank, the Bank is regulated and examined by the Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator") and the FDIC.

     The Bank conducts business through six full service offices in Kenly (2), Goldsboro, Wilson, Garner and Selma, North Carolina and loan production offices in Clayton and Knightdale, North Carolina. At December 31, 1997, the Bank had total assets of $114.0 million, net loans of $95.0 million, deposits of $90.3 million and retained earnings of 14.6 million.

     The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by owner-occupied and non-owner occupied residential real estate, loans secured by non-residential, construction loans and equity line of credit loans. The Bank also makes loans which are not secured by real property, such as loans secured by pledged deposit accounts, and during 1997 the Bank began originating various types of secured and unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-earning deposit balances in other depository institutions, and transaction and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and borrowings from the FHLB and noninterest expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and occupancy expenses.

     The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the Administrator. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

     At December 31, 1997, the Company and the Bank had a total of 33 full-time employees and no part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows in the Form 10-K concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     General.   The Bank is engaged primarily in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of conventional first mortgage loans secured by real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 99% of the Bank's gross loan portfolio is secured by real estate. On December 31, 1997, the Bank's largest single outstanding loan had a balance of approximately $880,000. This loan was performing in accordance with its original terms. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $95.0 million at December 31, 1997 representing 83.4% of the Bank's total assets at such date. At December 31, 1997, 79.5% of the Bank's gross loan portfolio, before net items, was composed of conventional first mortgage loans. Construction loans and equity line lines represented 10.9% and 8.8%, respectively, of the Bank's gross loan portfolio, before net items, on such date. As of December 31, 1997, 77.8% of the loans in the Bank's gross loan portfolio, before net items, had adjustable interest rates. See Note 4 of the "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders.

     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1997. Fixed rate and adjustable rate loans are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $23.8 million, $18.3 million and $15.0 million in the fiscal years ended December 31, 1997, 1996 and 1995, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.


                                                More Than
                                      One Yr.   1 Year to  More Than
                                      Or Less    5 Years    5 Years     Total
                                     ---------  ---------  ---------  ---------

Mortgage Loans:                                    (In Thousands)

  Fixed rate                          $   822     $ 7,281    $13,662   $21,765
  Adjustable rate                       2,415      21,413     40,176    64,004
 Equity Lines                           8,750          --         --     8,750
                                      -------     -------    -------   -------
                                      $11,987     $28,694    $53,838   $94,519
Other loans (includes consumer &          808          --         --       808
 share):                              -------     -------    -------   -------
Totals before allowance               $12,795     $28,694    $53,838   $95,327
Allowance                                (325)         --         --      (325)
                                      -------     -------    -------   -------
                                      $12,470     $28,694    $53,838   $95,002
                                      =======     =======    =======   =======

     The following table sets forth the dollar amount at December 31, 1997 of all loans maturing or repricing on or after December 31, 1998 which have fixed or adjustable interest rates.


                                 Fixed    Adjustable
                                 Rates       Rates
                               ---------  -----------

                               (Dollars in Thousands)

Mortgage loans                   $20,943      $61,589
Other loans                           --           --
                                 -------      -------
                                 $20,943      $61,589
                                 =======      =======


     Although adjustable rate loans generally present less interest rate risk to the Bank, they are generally considered to involve a greater degree of credit risk than fixed rate loans because borrowers may have difficulty meeting their payment obligations if interest rates and required payment amounts increase substantially. Substantially all of the fixed-rate loans in the Bank's mortgage loan portfolio have due on sale provisions allowing the Bank to declare the unpaid balance due and payable in full upon the sale or transfer of an interest in the property securing the loan.

     Conventional First Mortgages. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of conventional first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. The Bank also makes conventional first mortgage loans secured by multi-family residential property and by nonresidential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On December 31, 1997, approximately 77.4% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. On such date, approximately 5.7% of the Bank's loan portfolio, before net items, consisted of conventional first mortgage loans secured by multi-family residential and nonresidential properties. Loans secured by multi-family residential and nonresidential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

     Construction Lending. The Bank makes various types of construction loans primarily for the construction of single-family dwellings. On December 31, 1997, the aggregate gross outstanding balances of construction loans had increased to approximately $10.9 million, representing 10.9% of the Company's gross loan portfolio, before net items. Some of these loans were made to investors who are constructing properties on a speculative basis; others were made to persons who are constructing properties for the purpose of occupying them. Loans made to investors are generally "pure construction" loans which require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other permanent loans.

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

     Home Equity Lines of Credit. At December 31, 1997, home equity loans totaled $8.7 million and comprised approximately 8.8% of the Bank's gross loan portfolio, before net items. These loans are generally secured by subordinate liens against residential dwellings. In many of these cases, the Bank holds the first lien on the security. Home equity lines of credit have terms of up to 15 years and interest rates which are adjustable based upon prime rates. Because these loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces additional risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. Home equity loans are generally limited so that amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

     Consumer Loans. During 1997, the Bank began originating consumer loans, and at December 31, 1997, had $475,000 in such loans outstanding. The Bank's consumer loans are both secured and unsecured and have both adjustable and fixed rates. Secured consumer loans have personal property, such as automobiles, or real property as collateral. Fixed rate consumer loans generally have shorter terms than adjustable rate loans. The Bank intends to increase the amount of consumer loans in its portfolio in future years.

     Origination and Sale of Loans. In years prior to 1994, the Bank generally did not originate its loans with the intention that they would be sold in the secondary market. Loans generally were not originated in conformity with the purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). However, in January 1994 and October, 1994, the Bank opened a mortgage loan origination office in Clayton, North Carolina and a mortgage loan origination office in Goldsboro, North Carolina, respectively, and began originating loans in conformity with the purchase requirements of the FHLMC and FNMA, so that they could be sold in the secondary market if the Bank determined that such sales were prudent. Nevertheless, the Bank continues to originate many loans which satisfy its underwriting requirements which are tailored for its local community but do not satisfy various requirements imposed by FHLMC and FNMA. Such loans are not readily saleable in the secondary market and could be sold only after the Bank incurred certain costs, such as costs for surveys and title insurance an/or discounted the purchase price. The Bank has historically found that its origination of nonconforming loans has not resulted in a high level of nonperforming assets. In addition, these loans generally produce a higher yield than are produced by loans which conform to the purchase requirements of FHLMC and FNMA.

     Nonperforming Assets. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 1997, the Bank had no real estate acquired in settlement of loans.

     The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent as it establishes reserves for uncollected interest. Such interest when ultimately collected is credited to income in the period received. Interest on loans considered to be impaired is treated similarly. Loans delinquent more than 90 days amounted to $533,000 and $274,000 on December 31, 1997 and 1996, respectively. See Note 4 to "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders.

     The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, real estate owned and nonperforming investments in real estate at the dates indicated.

                                                      At December 31,
                                            -----------------------------------
                                               1997        1996         1995
                                            ----------  -----------  ----------
                                                  (Dollars in Thousands)
Total nonaccrual loans delinquent 90 days    $    533     $    274     $   207
 or more
Real estate owned                                  --           66          --
                                             --------     --------     -------
  Total non-performing assets                $    533     $    340     $   207
                                             ========     ========     =======
Non-performing loans to total loans              0.56%        0.34%       0.30%
Non-performing assets to total assets            0.47%        0.34%       0.23%
Total assets                                 $113,978     $100,840     $88,274
Total loans                                  $ 95,002     $ 81,511     $70,099

     Allowance for Possible Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for possible loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans. The Bank's level of allowances for loan losses at December 31, 1997, 1996 and 1995 was $325,000, $302,000 and $233,000, respectively.

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

     The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.


                                     Year Ended December 31,
                                ---------------------------------
                                1997   1996   1995   1994   1993
                                -----  -----  -----  -----  -----
                                     (Dollars in Thousands)

Balance, beginning of period    $ 302  $ 233  $ 223  $ 201  $ 140
Provision for loan losses          23     69     10     22     61
Charge-offs                        --     --     --     --     --
Recoveries                         --     --     --     --     --
                                -----  -----  -----  -----  -----
Balance, end of period          $ 325  $ 302  $ 233  $ 223  $ 201
                                =====  =====  =====  =====  =====


     The following table sets forth the composition of the allowance for possible loan losses by type of loan at the dates indicated.

                                                                        At December 31,
                                  -------------------------------------------------------------------------------------------
                                            1997                             1996                             1995
                                  ------------------------          -----------------------           -----------------------
                                                Amount of                         Amount of                         Amount of
                                  Amount of     Loans to            Amount of     Loans to            Amount of     Loans to
                                  Allowance    Gross Loans          Allowance    Gross Loans          Allowance    Gross Loans
                                  ---------    -----------          ---------    -----------          ---------    -----------
(Dollars in Thousands)
Mortgage loans:
  Residential 1-4 family               $212        65.02%                $200       74.58%                 $159       76.44%
  Residential multi-family                8         2.53%                  13        4.33%                   11        5.47%
  Nonresidential real
   estate and other property              8         2.46%                   6        2.81%                    4        1.68%
  Home equity and property               49        15.20%                  39        8.65%                   33        9.07%
   improvement
  Construction                           43        13.17%                  44        9.40%                   26        7.14%
                                       ----       ------                 ----      ------                  ----      ------
Total real estate loans                $320        98.37%                $302       99.77%                 $233       99.80%
                                                                         ----      ------                  ----      ------
Other loans                               5         1.63%                  --        0.23%                   --        0.20%
                                       ----                              ----      ------                  ----      ------
Total allowance for loan               $325       100.00%                $302      100.00%                 $233      100.00%
 losses                                ====                              ====      ======                  ====      ======

                                                   At December 31,
                                  --------------------------------------------------------
                                              1994                       1993
                                  ------------------------          ----------------------
                                                Amount of                       Amount of
                                  Amount of     Loans to            Amount of   Loans to
                                  Allowance    Gross Loans          Allowance  Gross Loans
                                  ---------    -----------          ---------  -----------
Mortgage loans:
  Residential 1-4 family               $166        78.51%                $165       87.15%
  Residential multi-family               12         5.65%                   4        2.17%
  Nonresidential real
   estate and other property              3         1.45%                   2        1.11%
  Home equity and property improvement   29         8.19%                  27        7.73%
  Construction                           13         5.86%                   3        1.44%
                                       ----       ------                 ----      ------
Total real estate loans                $223        99.65%                $201       99.60%
                                       ----       ------                 ----      ------
Other loans                              --         0.35%                  --        0.40%
                                       ----       ------                 ----      ------
Total allowance for loan               $223       100.00%                $201      100.00%
 losses                                ====       ======                 ====      ======

Investment Securities

     Interest and dividend income from investment securities including mortgage-backed securities generally provides the second largest source of income to the Bank after interest on loans. At December 31, 1997, the Bank's investment portfolio totaled approximately $10.3 million and consisted of U.S. government and agency securities, corporate securities, mortgage-backed securities and stock of the FHLB of Atlanta.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1997, the Bank's investment in stock of the FHLB of Atlanta was $786,800.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets. The computation of liquidity allows for the inclusion of mortgage-backed securities and other instruments which are readily marketable, including investments with maturities in excess of five years.

     See Note 3 of "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders.

Deposits and Borrowings

     Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, advances from the FHLB of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. On December 31, 1997, 1996 and 1995, the Bank's deposits totaled $90.3 million, $82.3 million, and $70.7 million, respectively.

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, negotiable order of withdrawal ("NOW") accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 1997, 81.3% of the Bank's deposits, excluding accrued interest payable, consisted of certificate accounts, 3.8% consisted of passbook savings accounts, 5.4% consisted of NOW accounts, 6.0% consisted of money market accounts and 3.5% consisted of noninterest-bearing transaction accounts. Of the certificates of deposit described above, $17.6 million, or 24%, had denominations of $100,000 or greater. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings.
The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

     See Note 6 to the "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders.

     Borrowings.    Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had $8.0 million outstanding borrowings from the FHLB of Atlanta at December 31, 1997.

Subsidiaries

     The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

Results of Operations

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting primarily of deposits and FHLB advances. The Bank's operations are affected to a much lesser degree by non-interest income, such as transaction and service fee income. The Bank's net income is also affected by, among other things, provisions for loan losses and operating expenses. The Bank's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, office occupancy costs, data processing expenses and federal deposit insurance premiums. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of regulatory authorities.

Market Area

     The Bank's primary market area consists of Johnston, Wilson, Wayne and Wake counties in North Carolina. This area includes a portion of the Raleigh, North Carolina metropolitan area and areas south and west of Raleigh.

     Employment in the Bank's primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities. The economy in the primary market area is affected by the growth, processing and sale of tobacco products. Legislative, regulatory and other actions which negatively impact the demand for tobacco products could negatively impact the Bank's performance.

Competition

     The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Based upon comparative data as of June 30, 1997, the Bank had approximately 8.95% of the deposits in Johnston County, North Carolina, approximately 1.85% of the deposits in Wilson County, North Carolina, and approximately 0.62% of the deposits in Wayne County, North Carolina.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are projected to reprice or mature in each of the future time periods shown. The computations were made without using certain common assumptions regarding loan prepayments and deposit decay rates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. In making the computations, all adjustable rate loans were considered to be due at the end of the next upcoming adjustment period. Fixed rate loans were considered to reprice at their contractual maturities with no consideration given to prepayments. Liquid interest-earning investments with no contractual maturities were assumed to be subject to immediate repricing, while certain equity securities were assumed to reprice at the most distant repricing date. Savings accounts, money market deposit accounts, and negotiable order of withdrawal and other transaction accounts were assumed to be subject to immediate repricing. Fixed maturity interest-bearing liabilities were assumed to reprice at their contractual maturities without consideration for early withdrawals. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's consolidated assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                                           Term to Repricing at December 31, 1997
                                                              ----------------------------------------------------------------------

                                                                                More than
                                                              1 Year            1 Year to           More than
                                                              Or Less            5 Years             5 Years              Total
                                                             --------           ---------           ---------             -----

                                                                                   (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans:
    Fixed rate                                               $        822       $      7,281        $       13,662        $   21,765
    Adjustable rate                                                 8,010             55,994                    --            64,004
    Adjustable home equity loans                                    8,750                 --                    --             8,750
  Other loans                                                         808                 --                    --               808

                                                             ------------       ------------        --------------        ----------

      Total loans                                                  18,390             63,275                13,662            95,327
                                                             ------------       ------------        --------------        ----------
  Interest-bearing deposits                                         4,782                 --                    --             4,782
  Investment securities                                             1,499              5,246                   500             7,245
  Mortgage-backed securities                                        1,105                 --                    --             1,105
                                                             ------------       ------------        --------------        ----------
      Total interest-earning assets                          $     25,776       $     68,521        $       14,162        $  108,459
                                                             ------------       ------------        --------------        ----------

Interest-bearing liabilities:
  Deposits:
    Fixed maturity deposits                                  $     62,121       $     11,296        $           --        $   73,417
    NOW accounts                                                    4,832                 --                    --             4,832
    Money market deposit accounts                                   5,441                 --                    --             5,441
    Passbook accounts                                               3,448                 --                    --             3,448
                                                             ------------       ------------        --------------        ----------
      Total deposits                                               75,842             11,296                    --            87,138
                                                             ------------       ------------        --------------        ----------
  FHLB advances                                                     4,000              4,000                    --             8,000
                                                             ------------       ------------        --------------        ----------
      Total interest-bearing liabilities                     $     79,842       $     15,296                    --        $   95,138
                                                             ------------       ------------        --------------        ----------

Interest sensitivity gap per period                          $    (54,066)      $     53,225        $       14,162
                                                             ============       ============        ==============
Cumulative interest sensitivity gap                          $    (54,066)      $       (841)       $       13,321
                                                             ============       ============        ==============
Cumulative gap as a percentage of total
 interest-earning assets/(1)/                                      -49.85%             -0.78%                12.28%
Cumulative interest-earning assets as a percentage of
 interest-bearing liabilities                                       32.28%             99.12%               114.00%
_________________________________

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

Supervision and Regulation

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period.

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

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Repurchase Limitations.   The Company must obtain Federal Reserve approval
prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

     Although the payment of dividends and repurchase of stock by the Company are subject to certain notice requirements with the Administrator in addition to other requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See " -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions."

     Capital Maintenance Agreement. In connection with the Administrator's approval of the Company's application to acquire control of the Bank, the Company was required to execute a Capital Maintenance Agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

     Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

     The Bank is a North Carolina-chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are issued by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

     The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

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

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. With certain exceptions, an affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. The Company is an affiliate of the Bank. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law, and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to
Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Deposit Insurance. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

     As a result of legislation enacted on September 30, 1996 (the "DIF Act"), the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on obligations issued in the 1980s (the "FICO Bonds") to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The above described legislation provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. A savings bank is evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating of "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During the Bank's last compliance examination, which was performed by the FDIC under the new CRA regulations in April, 1995, the Bank received a satisfactory rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1997, the Bank had a leverage ratio of 9.18%, which substantially exceeded the other FDIC capital requirements.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 1997, the Bank complied with the capital requirement of the Administrator with capital of 7.23%

     Each federal banking agency was required by law to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure. The final regulation has not had a material impact on the Bank's capital requirements.

     Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk.

     In December 1994, the FDIC adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and
exchange rate  contracts.   Under the rule, savings banks are permitted to net
positive and negative mark-to-market values of rate contracts with the same counterpart, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. The Bank does not anticipate that this rule will have a material effect upon its financial condition or results of operations.

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of December 31, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was $1,159,841. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1997, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $786,800.

     Each FHLB is required to contribute at least 10% of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1997, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired as a result of, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1997, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 14%.

     Additional Limitations on Activities. FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, service corporations of savings banks are permitted to engage only in those activities which are permitted for service corporations of national banks.

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

     Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 1997, the most recent notification received by the Bank from the FDIC categorized the Bank as well-capitalized.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state.

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

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elected to do so by June 1, 1997. States were allowed to choose to permit interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting such branching transactions.

     It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

     Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends.

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

     In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

     Other North Carolina Regulations. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases; the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

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

     Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, operations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.   PROPERTIES

     At December 31, 1997, the Company conducted its business from the Bank's headquarters office and a branch office in Kenly, North Carolina, and its branch offices in Selma, Goldsboro, Wilson and Garner, North Carolina. In addition, the Bank had loan origination offices in Clayton and Knightdale, North Carolina. The following table sets forth certain information regarding the Company's properties as of December 31, 1997. See Note 5 to the Company's Consolidated Financial Statements included in the Annual Report which is incorporated herein by reference.

                                                        Net Book Value
         Address                                          of Property
         -------                                        ---------------
Kenly
         Corporate offices:
         207 West Second Street
         Kenly, North Carolina 27542                        $  266,874

         Branch facility:
         200 North Church Street
         Kenly, North Carolina 27542                        $  569,053

Selma
         115 West Anderson Street
         Selma, North Carolina 27576                        $   93,463

Wilson
         206 N. Ward Boulevard
         Wilson, North Carolina 27893                       $  472,865

Clayton
         11440 Highway 70 West
         Clayton, North Carolina 27520                        (Leased)

Goldsboro
         1112 E. Ashe Street
         Goldsboro, North Carolina 27530                    $  232,040

Garner
         920 7th Avenue
         Garner, North Carolina 27529                         (Leased)

Knightdale
         106 N. First Street
         Suite D
         Knightdale, North Carolina 27545                     (Leased)

                                                            $1,634,295
                                                            ==========

The total net book value of the Company's furniture and equipment on December 31, 1997 was $499,420.

ITEM 3.   LEGAL PROCEEDINGS

          In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock" on pages 36 and 37 in the Company's 1997 Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Financial Data" on page 1 of the Company's 1997 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 10 in the Company's 1997 Annual Report, which section is incorporated herein by reference.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 4 and 5 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 12 through 35 of the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees" on page 8 of the Proxy Statement of the 1998 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1 - Election of Directors - Executive Officers" on pages 11 and 12 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on pages 10 and 11 and " - "Management Compensation" on pages 12 through 20 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 6 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 21 of the Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1         Consolidated Financial Statements (contained in the Bank's 1997
          Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditors' Report

          (b) Consolidated Statements of Financial Condition -- December 31, 1997 and 1996

          (c) Consolidated Statements of Income -- Years Ended December 31, 1997, 1996 and 1995

          (d) Consolidated Statements of Stockholder's Equity -- Years Ended December 31, 1997, 1996 and 1995

          (e) Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995

          (f)  Notes to Consolidated Financial Statements

14(a)2    Financial Statement Schedules

          All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

14(a)3    Exhibits

          A listing of the exhibits to this Report on Form 10-K is set forth on the Index to Exhibits which immediately precedes such exhibits and is incorporated herein by reference.

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KS BANCORP, INC.



Date:  March 24, 1998         By:   /s/ Harold T. Keen
                                    ---------------------------------------
                                    Harold T. Keen
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                        Title                    Date
          ---------                        -----                    ----

/s/ Harold T. Keen             President and Chief Executive   March 24, 1998
-----------------------------  Officer and Director
Harold T. Keen

/s/ Helen B. Pollock           Treasurer (Principal            March 24, 1998
-----------------------------  Financial
Helen B. Pollock               Officer)

/s/ Robert E. Fields           Director                        March 24, 1998
-----------------------------
Robert E. Fields

/s/ R. Harold Hinnant          Director                        March 24, 1998
-----------------------------
R. Harold Hinnant

/s/ James C. Parker            Director                        March 24, 1998
-----------------------------
James C. Parker

/s/ R. Elton Parrish           Director                        March 24, 1998
-----------------------------
R. Elton Parrish

/s/ Ralph Edward Scott, Jr.    Director                        March 24, 1998
-----------------------------
Ralph Edward Scott, Jr.

/s/ H. Elwin Watson            Director                        March 24, 1998
-----------------------------
H. Elwin Watson

/s/ J. Hayden Wiggs            Director                        March 24, 1998
-----------------------------
J. Hayden Wiggs

/s/ James C. Woodard           Director                        March 24, 1998
-----------------------------
James C. Woodard

                               INDEX TO EXHIBITS



Exhibit No.              Description
-----------              -----------

Exhibit (3)(i)      Certificate of Incorporation, incorporated herein by
                    reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25,
                    1993, and amended on November 3, 1993

Exhibit (3)(ii)     Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-
                    69522, dated September 25, 1993, and amended on November 3,
                    1993

(4)                 Specimen Stock Certificate, incorporated by reference to
                    Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993

(13)                Portions of 1997 Annual Report to Stockholders

(21)                Subsidiaries of the Registrant

(23)                Consent of McGladrey & Pullen, LLP

(27)                Financial Data Schedule and Restated Financial Data
                    Schedules