Form 10-Q
period 1998-03-31
KS BANCORP INC
filed 1998-05-15
CIK 912764

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998
                                    -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

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

As of May 11, 1998 there were issued and outstanding 888,533 shares of the Registrant's common stock, no par value.

                        KS Bancorp, Inc. and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----
   Item 1. Condensed Financial Statements

      Consolidated statements of financial condition at March 31,
      1998 (Unaudited) and December 31, 1997                                 1-2

      Consolidated statements of income for the three months ended
      March 31, 1998 and March 31, 1997 (Unaudited)                            3

      Consolidated statements of comprehensive income for the
      three months ended March 31, 1998 and March 31, 1997
      (Unaudited)                                                              4

      Consolidated statements of cash flows for the three months
      ended March 31, 1998 and March 31, 1997 (Unaudited)                    5-6

      Notes to consolidated financial statements                             7-8

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         11

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 12
   Item 2.  Changes in Securities and Use of Proceeds                         12
   Item 3.  Defaults upon Senior Securities                                   12
   Item 4.  Submission of Matters to a Vote of Security Holders               12
   Item 5.  Other Information                                                 12
   Item 6.  Exhibits and Reports on Form 8-K                                  12

   Signatures                                                                 13

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 1998 and December 31, 1997


                                                                  March 31,      December 31,
Assets                                                              1998            1997
---------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Cash and short-term cash investments:
  Interest-bearing                                               12,891,504   $  4,781,687
  Noninterest-bearing                                               658,781        851,102
Investment securities:
  Held to maturity, at cost                                       2,590,895      3,104,261
  Available for sale, at fair value                               6,589,174      6,427,784
  FHLB stock and other nonmarketable equity securities              883,000        790,300
Loans receivable, net                                            97,067,491     95,002,402
Accrued interest receivable                                         697,744        689,427
Property and equipment, net                                       2,154,954      2,133,715
Real estate acquired in settlement of loans                          33,086              -
Refundable income taxes                                                   -         78,066
Prepaid expenses and other assets                                   162,774        118,887
                                                               ------------   ------------
       Total Assets                                            $123,729,403   $113,977,631
                                                               ============   ============

                                                                             March 31,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                           1998              1997
-----------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Liabilities:
  Deposits                                                                $  99,675,119    $  90,313,658
  Advances from Federal Home Loan Bank                                        8,000,000        8,000,000
  Accounts payable and accrued expenses                                         277,786          302,876
  Advance payments by borrowers for taxes and insurance                          53,937           48,446
  Deferred income taxes                                                         762,480          706,566
  Income taxes payable                                                          129,077               -
                                                                         --------------------------------
       Total liabilities                                                    108,898,399        99,371,546
                                                                         --------------------------------
Stockholders' equity:
  Preferred stock, no par value, authorized 5,000,000 shares;
    none issued                                                                      -                -
  Common stock, no par value, authorized 20,000,000 shares;
    issued and outstanding 888,533 in 1998 and 885,356 in 1997                       -                -
  Additional paid-in capital                                                  5,247,425        5,225,975
  Note receivable, ESOP                                                        (234,000)        (234,000)
  Accumulated other comprehensive income, unrealized gain
    on securities available for sale, net of tax effect                         815,793          716,197
  Retained earnings, substantially restricted                                 9,001,786        8,897,913
                                                                         --------------------------------
       Total stockholders' equity                                            14,831,004       14,606,085
                                                                         --------------------------------
       Total liabilities and stockholders' equity                         $ 123,729,403    $ 113,977,631
                                                                         ================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31, 1998 and 1997

                                                                                1998           1997
-----------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                                     $ 2,158,032    $ 1,856,363
  Investment securities                                                         122,694        122,721
  Mortgage-backed securities                                                     19,785         24,861
  Interest-bearing deposits                                                     105,765         32,412
                                                                           ----------------------------
          Total interest income                                               2,406,276      2,036,357
Interest expense:
  Deposits                                                                    1,204,283      1,017,192
  Borrowings                                                                    121,573         58,536
                                                                           ----------------------------
          Total interest expense                                              1,325,856      1,075,728
                                                                           ----------------------------
          Net interest income                                                 1,080,420        960,629
Provision for loan losses                                                        14,500              -
                                                                           ----------------------------
          Net interest income after provision for loan losses                 1,065,920        960,629
Other income                                                                     56,664         41,139
                                                                           ----------------------------
                                                                              1,122,584      1,001,768
                                                                           ----------------------------
Noninterest expense:
  Compensation and employee benefits                                            392,405        285,411
  Occupancy                                                                      26,392         23,611
  Equipment maintenance and expense                                              28,816         13,958
  Data processing and outside service fees                                       63,483         42,412
  Insurance                                                                      23,866         17,727
  Other                                                                         125,482        105,757
                                                                           ----------------------------
                                                                                660,444        488,876
                                                                           ----------------------------
          Income before income taxes                                            462,140        512,892
                                                                           ----------------------------
Income taxes:
  Current                                                                       192,304        196,217
  Deferred                                                                       (5,128)         3,834
                                                                           ----------------------------
                                                                                187,176        200,051
                                                                           ----------------------------
          Net income                                                         $  274,964      $ 312,841
                                                                           ============================

Basic earnings per share                                                     $     0.32      $    0.37
                                                                           ============================
Diluted earnings per share                                                   $     0.29      $    0.34
                                                                           ============================
Dividends per share                                                          $     0.20      $    0.11
                                                                           ============================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended March 31, 1998 and 1997


                                                                      1998        1997
------------------------------------------------------------------------------------------
Net income                                                       $   274,964  $   312,841
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on available for sale
   securities arising during the period                               99,596      (18,186)
                                                                -------------------------
          Comprehensive income                                       374,560      294,655
                                                                =========================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months ended March 31, 1998 and 1997

                                                                                  1998           1997
-------------------------------------------------------------------------------------------------------
Net income                                                                   $   274,964    $  312,841
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                                    21,466        20,326
  Amortization of net premiums (discounts)                                           671
  Loss on sale of investment securities                                                -         5,994
  Gain on sale of real estate acquired in settlement of loans                          -           (89)
  Deferred income taxes                                                           (5,128)        3,834
  Provision for loan losses                                                       14,500             -
  ESOP compensation expense credited to paid-in capital                           21,450        10,238
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accrued interest receivable                                                 (8,317)      (61,674)
      Prepaid expenses and other assets                                          (43,887)      (37,689)
      Refundable income taxes                                                     78,066       149,558
    Increase (decrease) in:
      Accrued expenses and other liabilities                                     (25,090)      (27,876)
      Income taxes payable                                                       129,077        68,371
                                                                             ---------------------------
          Net cash provided by operating activities                              457,772       443,834
                                                                             ---------------------------
Cash Flows From Investing Activities
  Proceeds from sales or maturity of available for sale securities               500,000     1,994,006
  Proceeds from maturity of held to maturity securities                          511,943     1,007,336
  Purchase of available for sale securities                                     (500,000)   (2,811,616)
  Purchase of nonmarketable equity securities                                    (92,700)            -
  Net change in loans receivable                                              (2,112,675)   (3,601,771)
  Proceeds from sale of real estate acquired in settlement of loans                    -        65,803
  Proceeds from sale of property and equipment                                         -        16,750
  Purchase of property and equipment                                             (42,705)     (107,748)
                                                                             ---------------------------
          Net cash used in investing activities                               (1,736,137)   (3,437,240)
                                                                             ---------------------------

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31, 1998 and 1997


                                                                                1998              1997
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Net increase in deposits                                                 $  9,361,461    $   (335,842)
  Increase (decrease) in advance payments by borrowers
   for taxes and insurance                                                        5,491           8,076
  Cash dividends paid                                                          (171,091)        (95,980)
                                                                          -------------------------------
         Net cash provided by (used in ) financing activities                 9,195,861        (423,746)
                                                                          -------------------------------
         Net increase (decrease) in cash and cash equivalents                 7,917,496      (3,417,152)
Cash and cash equivalents:
  Beginning                                                                   5,632,789       6,160,236
                                                                          -------------------------------
  Ending                                                                   $ 13,550,285    $  2,743,084
                                                                          ===============================
Cash and cash equivalents:
  Interest-bearing                                                         $ 12,891,504    $  2,307,393
  Noninterest-bearing                                                           658,781         435,691
                                                                          -------------------------------
                                                                           $ 13,550,285    $  2,743,084
                                                                          ===============================
Supplemental Disclosures of Cash Flow Information
  Cash payments (refunds) for:
    Interest                                                               $  1,319,784    $  1,071,012
                                                                          ===============================
Supplemental Disclosures of Noncash Investing and Financial
    Activities:
      Transfer from loans to real estate acquired in settlement
          of loans                                                         $     33,086    $          -
                                                                          ===============================
      Change in unrealized gain (loss) on available for sale
          securities, net of tax effect                                    $     99,596    $    (18,186)
                                                                          ===============================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 KS Bancorp, Inc. annual report. During the three month period, the Bank adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement was adopted effective January 1, 1998 as explained in Note 4 below.

Note 2  Allowance for Loan Losses

The Bank's allowance for loan losses increased by the related provision charged to operations of $14,500 during the three month period ended March 31, 1998. There was no additional provision recorded during the same period in 1997. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at March 31, 1998 was $339,867 and the Bank's ratio of nonperforming assets to total assets was .28%.

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 3 Earnings Per Share (EPS)

The Bank adopted Statement of Financial Accounting Standard (SFAS) No. 128 during the year ended December 31, 1997. This statement requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. There were no adjustments required to net income for all periods presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the three month periods are as follows:

                                                              1998      1997
                                                          ----------------------
Weighted average outstanding shares used for basic EPS       856,550   853,151
Plus incremental shares from assumed issuance
  of stock options                                           101,885    79,332
                                                          ----------------------
Weighted average outstanding shares used for diluted EPS     958,435   932,483
                                                          ======================

Note 4 Adoption of SFAS Statement No. 130

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income", which the Bank was required to adopt as of January 1, 1998. The Statement requires the classification of items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income, and are therefore included in changes in equity. Other comprehensive income includes all such changes in equity other than those resulting from investments by owners and distributions to owners.

SFAS No. 130 does not require a specific format for displaying comprehensive income and its components in a financial statement, other than it must be displayed with the same prominence as other financial statements that constitute a full set of financial statements. The Bank has elected to display comprehensive income in a separate statement of comprehensive income that begins with net income. The only item of other comprehensive income that the Bank currently has is associated with changes in unrealized gains and losses on securities classified as available for sale.

KS BANCORP, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the quarter ended March 31, 1998 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Kenly Savings Bank, SSB (the Bank). This overview should be read in conjunction with the consolidated financial statements.

Overview of First Quarter Results

Total assets increased by $9.8 million during the three month period ended March 31, 1998 primarily as a result of an increase in the Bank's cash and loan portfolio which was funded primarily through increased deposits of $9.4 million. Earnings for the period totaled approximately $275,000.

Mortgage loans increased by $2.1 million during the three month period ended March 31, 1998, primarily as a result of an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio.

Investment securities and short-term interest-bearing deposits, increased by approximately $7.9 million during the first quarter and amounted to $23 million at March 31, 1998. The market value of the Corporation's available for sale securities increased by approximately $161,000 during the quarter, primarily as a result of movements in market interest rates. At March 31, 1998, the Corporation's available for sale portfolio had securities with unrealized gains of approximately $1,315,000. During the quarter, the Corporation received proceeds from sales and maturities of investments totaling $1.1 million, and purchased investments totaling $0.5 million. Proceeds from sales and maturities in excess of purchases helped to fund the Bank's increased mortgage loan activity during the quarter.

Deposits increased by approximately $9.4 million during the first quarter and amounted to $99.7 million at March 31, 1998. This increase was primarily the result of a new branch opened during the end of the 1997 year which is now in full operation.

The Corporation's return on assets for the three month periods ended March 31, 1998 and 1997 on an annualized basis was 0.89% and 1.24%, respectively. The Corporation's return on equity for the three month periods ended March 31, 1998 and 1997 on an annualized basis was 7.42% and 9.05%, respectively.

During the first quarter, the Corporation paid a cash dividend of $ .20 a share, amounting to approximately $171,000. At March 31, 1998, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net income for the three month periods ended March 31, 1998 and 1997 was $274,964 ($.32 per share) and $312,841 ($.37 per share), respectively. Net interest income for the three month period ended March 31, 1998 was approximately $120,000 higher than the comparable period of 1997. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods, and a change in the mix of interest-earning assets favoring loans receivable instead of investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

Noninterest expense increased by approximately $172,000 during the three month period ended March 31, 1998 versus the comparable period in 1997. The primary reason for the overall increase was due to increased levels of compensation and other expenses associated with the operations of the new loan production office in Knightdale opened during the third quarter of 1997 and a full-service branch in Garner opened during the fourth quarter, 1997.

Asset Quality

Nonperforming assets, which consist of nonaccrual loans and real estate acquired through foreclosure, amounted to approximately $352,000 and $533,000 at March 31, 1998 and December 31, 1997, respectively. The ratio of nonperforming assets to total assets at March 31, 1998 and December 31, 1997 was .28% and ..41%, respectively. Based on management's analysis of the adequacy of its allowances at March 31, 1998, a provision for loan losses was made of $14,500 during the three months ended March 31, 1998. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The allowance for loan losses amounted to approximately $339,000 at March 31, 1998 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

Liquidity

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

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded such requirements at March 31, 1998 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

Capital Resources and Adequacy

KS Bancorp, Inc's stockholders' equity was $14.8 million, or 11.99% of total assets at March 31, 1998. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at March 31, 1998.

Quantitative and Qualitative Disclosures About Market Risk

The Bank has not experienced any substantive change in it's portfolio risk during the 3 month period ended March 31, 1998.

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings

          The Company is not engaged in any material legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

  Item 2. Changes in Securities and Use of Proceeds

          Not applicable

  Item 3. Defaults Upon Senior Securities

          Not applicable

  Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable

  Item 5. Other Information Not applicable

  Item 6. Exhibits and Reports on Form 8-K

          (a) 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed for the period covered.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 KS Bancorp, Inc.

          Dated   5-15-98                        By: /s/ Harold T. Keen
               -------------------                   ------------------------
                                                     Harold T. Keen
                                                     President and CEO

          Dated   5-15-98                        By: /s/ Helen B. Pollock
               -------------------                   ------------------------
                                                     Helen B. Pollock
                                                     Treasurer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 KS Bancorp, Inc.

          Dated                                  By:   /s/ Harold T. Keen
               -------------------                     ------------------------
                                                       Harold T. Keen
                                                       President and CEO

          Dated                                   By:  /s/ Helen B. Pollock
               -------------------                     ------------------------
                                                       Helen B. Pollock
                                                       Treasurer