Form 10-Q
period 1998-06-30
KS BANCORP INC
filed 1998-08-14
CIK 912764

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                   FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

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

                            207 West Second Street
                                 P.O. Box 219
                          Kenly, North Carolina 27542
                          ---------------------------
              (Address of principal executive office) (Zip code)

                                (919)-284-4157
                                --------------
                        (Registrant's telephone number)

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X    No
                                            -----     -----

As of August 10, 1998 there were issued and outstanding 888,633 shares of the Registrant's common stock, no par value.

                        KS BANCORP, INC. AND SUBSIDIARY

                                   CONTENTS

PART I - FINANCIAL INFORMATION                                           Pages
                                                                         -----
   Item 1.  Condensed Financial Statements

     Consolidated statements of financial condition at June 30, 1998
     (Unaudited) and December 31, 1997                                     1-2

     Consolidated statements of income for the three months ended
     June 30, 1998 and June 30, 1997 (Unaudited)                             3

     Consolidated statements of comprehensive income for the three
     months ended June 30, 1998 and June 30, 1997 (Unaudited)                4

     Consolidated statements of income for the six months ended
     June 30, 1998 and June 30, 1997 (Unaudited)                             5

     Consolidated statements of comprehensive income for the six
     months ended June 30, 1998 and June 30, 1997 (Unaudited)                6

     Consolidated statements of cash flows for the six months ended
     June 30, 1998 and June 30, 1997 (Unaudited)                           7-8

     Notes to consolidated financial statements                           9-10

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                 11-13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                               14

   Item 2.  Changes in Securities and Use of Proceeds                       14

   Item 3.  Defaults upon Senior Securities                                 14

   Item 4.  Submission of Matters to a Vote of Security Holders             14

   Item 5.  Other Information                                               14

   Item 6.  Exhibits and Reports on Form 8-K                                14

   Signatures                                                               15

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                               June 30,           December 31,
ASSETS                                                                          1998                  1997
-------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Cash and short-term cash investments:
   Interest-bearing                                                        $     11,219,725   $    4,781,687
   Noninterest-bearing                                                              968,814          851,102
Investment securities:
   Held to maturity, at cost                                                      2,073,755        3,104,261
   Available for sale, at fair value                                              8,572,377        6,427,784
   FHLB stock and other nonmarketable equity securities                             883,000          790,300
Loans receivable, net                                                           101,086,250       95,002,402
Accrued interest receivable                                                         741,462          689,427
Property and equipment, net                                                       2,175,313        2,133,715
Refundable income taxes                                                                   -           78,066
Prepaid expenses and other assets                                                   459,514          118,887
                                                                           ----------------------------------
              TOTAL ASSETS                                                 $    128,180,210   $  113,977,631
                                                                           ==================================


                                                                                June 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                             1998               1997
-------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Liabilities:
   Deposits                                                                $    104,070,137   $   90,313,658
   Advances from Federal Home Loan Bank                                           8,000,000        8,000,000
   Accounts payable and accrued expenses                                            264,649          302,876
   Advance payments by borrowers for taxes and insurance                             91,319           48,446
   Deferred income taxes                                                            751,674          706,566
   Income taxes payable                                                              10,505                -
                                                                           ----------------------------------
              TOTAL LIABILITIES                                                 113,188,284       99,371,546
                                                                           ----------------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares;
      none issued                                                                         -                -
   Common stock, no par value, authorized 20,000,000 shares; issued 888,633 in
      1998 and 885,356 in 1997, respectively                                              -                -
   Additional paid-in capital                                                     5,265,625        5,225,975
   Note receivable, ESOP                                                           (234,000)        (234,000)
   Accumulated other comprehensive income, unrealized gain
      on securities available for sale, net of tax effect                           804,858          716,197

   Retained earnings, substantially restricted                                    9,155,443        8,897,913
                                                                           ----------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                         14,991,926       14,606,085
                                                                           ----------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    128,180,210   $  113,977,631
                                                                           ==================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                  1997              1998
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $     2,200,532   $     1,992,016
   Investment securities                                                          145,418           128,927
   Mortgage-backed securities                                                      19,569            24,753
   Interest-bearing deposits                                                      164,510            18,562
                                                                          ----------------------------------
              TOTAL INTEREST INCOME                                             2,530,029         2,164,258
Interest expense:
   Deposits                                                                     1,332,405         1,052,255
   Borrowings                                                                     121,573            75,625
                                                                          ----------------------------------
              TOTAL INTEREST EXPENSE                                            1,453,978         1,127,880
                                                                          ----------------------------------
              NET INTEREST INCOME                                               1,076,051         1,036,378
Provision for loan losses                                                           5,000                 -
                                                                          ----------------------------------
               NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              1,071,051         1,036,378
   Other income                                                                    66,370            36,765
                                                                          ----------------------------------
                                                                                1,137,421         1,073,143
                                                                          ----------------------------------
Noninterest expense:
   Compensation and employee benefits                                             374,123           281,750
   Occupancy                                                                       29,161            29,410
   Equipment maintenance and expense                                               27,352            14,188
   Data processing and outside service fees                                        61,537            42,377
   Insurance                                                                       23,866            19,774
   Other                                                                          110,361           100,663
                                                                          ----------------------------------
                                                                                  626,400           488,162
                                                                          ----------------------------------
              INCOME BEFORE INCOME TAXES                                          511,021           584,981
                                                                          ----------------------------------
Income taxes:
   Current                                                                        189,481           223,508
   Deferred                                                                        (4,104)            2,061
                                                                          ----------------------------------
                                                                                  185,377           225,569
                                                                          ----------------------------------
              NET INCOME                                                  $       325,644   $       359,412
                                                                          ==================================

Basic earnings per share                                                  $          0.38   $          0.42
                                                                          ==================================
Diluted earnings per share                                                $          0.34   $          0.38
                                                                          ==================================
Dividends per share                                                       $          0.20   $          0.11
                                                                          ==================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                   1998           1997
------------------------------------------------------------------------------------------------------------
Net income                                                                   $     325,644    $    359,412
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on available for sale
       securities arising during the period                                        (10,935)        139,190
                                                                          ----------------------------------

              COMPREHENSIVE INCOME                                                 314,709         498,602
                                                                          ==================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended June 30, 1998 and 1997

                                                                                 1998              1997
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      4,358,564   $    3,848,379
   Investment securities                                                           268,112          251,648
   Mortgage-backed securities                                                       39,354           49,614
   Interest-bearing deposits                                                       270,275           50,974
                                                                          ----------------------------------
              TOTAL INTEREST INCOME                                              4,936,305        4,200,615
Interest expense:
   Deposits                                                                      2,536,688        2,069,447
   Borrowings                                                                      243,146          134,161
                                                                          ----------------------------------
              TOTAL INTEREST EXPENSE                                             2,779,834        2,203,608
                                                                          ----------------------------------
              NET INTEREST INCOME                                                2,156,471        1,997,007
Provision for loan losses                                                           19,500                -
                                                                          ----------------------------------
               NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               2,136,971        1,997,007
   Other income                                                                    123,034           77,904
                                                                          ----------------------------------
                                                                                 2,260,005        2,074,911
                                                                          ----------------------------------
Noninterest expense:
   Compensation and employee benefits                                              766,528          567,161
   Occupancy                                                                        55,553           53,021
   Equipment maintenance and expense                                                56,168           28,146
   Data processing and outside service fees                                        125,020           84,789
   Insurance                                                                        47,732           37,501
   Other                                                                           235,843          206,420
                                                                          ----------------------------------
                                                                                 1,286,844          977,038
                                                                          ----------------------------------
              INCOME BEFORE INCOME TAXES                                           973,161        1,097,873
                                                                          ----------------------------------
Income taxes:
   Current                                                                         381,785          419,725
   Deferred                                                                        (9,232)            5,895
                                                                          ----------------------------------
                                                                                   372,553          425,620
                                                                          ----------------------------------
              NET INCOME                                                  $        600,608   $      672,253
                                                                          ==================================

Basic earnings per share                                                  $           0.70   $         0.79
                                                                          ==================================
Diluted earnings per share                                                $           0.63   $         0.72
                                                                          ==================================
Dividends per share                                                       $           0.40   $         0.22
                                                                          ==================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Six Months Ended June 30, 1998 and 1997

                                                                                1998             1997
------------------------------------------------------------------------------------------------------------
Net income                                                                $     600,608   $      672,253
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on available for sale
       securities arising during the period                                      88,661          121,004
                                                                          ----------------------------------

              COMPREHENSIVE INCOME                                              689,269          793,257
                                                                          ----------------------------------

See Notes to Consolidated Financial Statements.

KS BANCORP, INC.  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30, 1998 and 1997

                                                                                    1998           1997
------------------------------------------------------------------------------------------------------------
   Net income                                                               $       600,608  $      672,253
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                                   48,856          42,415
      Amortization of net premiums (discounts)                                        1,298               -
      Loss on sale of investment securities                                               -           5,994
      Gain on sale of real estate acquired in settlement of loans                         -             (89)
      Deferred income taxes                                                          (9,232)          5,895
      Provision for loan losses                                                      19,500               -
      ESOP compensation expense credited to paid-in capital                          39,650          22,588
      Changes in assets and liabilities:
        (Increase) decrease in:
           Accrued interest receivable                                              (52,035)       (100,914)
           Prepaid expenses and other assets                                       (340,627)        (61,420)
           Refundable income taxes                                                   78,066         149,558
        Increase (decrease) in:
           Accrued expenses and other liabilities                                   (38,227)          9,668
           Income taxes payable                                                      10,505          29,489
                                                                            --------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                             358,362         775,437
                                                                            --------------------------------
Cash Flows From Investing Activities
   Proceeds from sales or maturities of available for sale securities               500,000       3,494,006
   Proceeds from maturity of held to maturity securities                          1,027,616          18,049
   Purchase of available for sale securities                                     (2,500,000)     (3,311,616)
   Purchase of nonmarketable equity securities                                      (92,700)              -
   Net change in loans receivable                                                (6,103,348)     (8,723,033)
   Proceeds from sale of real estate acquired in settlement of loans                      -          65,803
   Proceeds from sale of property and equipment                                           -          16,750
   Purchase of property and equipment                                               (90,454)       (138,331)
                                                                            --------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                              (7,258,886)     (8,578,372)
                                                                            --------------------------------

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30, 1998 and 1997

                                                                                  1998             1997
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net increase in deposits                                                 $    13,756,479  $    1,491,131
   Advance from Federal Home Loan Bank                                                    -       3,000,000
   Increase in advance payments by borrowers
       for taxes and insurance                                                       42,873          40,330
   Cash dividends paid                                                             (343,078)       (191,357)
   Issuance of common stock                                                               -           8,740
   Repurchase of common stock                                                             -          (2,640)
                                                                            --------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                          13,456,274       4,346,204
                                                                            --------------------------------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                6,555,750      (3,456,731)
Cash and cash equivalents:
   Beginning                                                                      5,632,789       6,160,236
                                                                            --------------------------------
   Ending                                                                   $    12,188,539  $    2,703,505
                                                                            ================================

   Cash and cash equivalents:
      Cash and short-term investments:
        Interest-bearing                                                    $    11,219,725  $    2,290,684
        Noninterest-bearing                                                         968,814         412,821
                                                                            --------------------------------
                                                                            $    12,188,539  $    2,703,505
                                                                            ================================
Supplemental Disclosures of Cash Flow Information
   Cash payments (refunds) for:
      Interest                                                              $     2,772,307  $    2,220,864
                                                                            ================================
      Income taxes                                                          $       310,091  $      464,502
                                                                            ================================

Supplemental Disclosure of Noncash Investing and Financial
      Activities
        Change in unrealized gain (loss) on available for sale
             securities, net of tax effect                                  $        88,661  $      121,004
                                                                            ================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 KS Bancorp, Inc. annual report. During the six month period, the Bank adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement was adopted effective January 1, 1998 as explained in Note 4 below.

NOTE 2.   ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses increased by the related provision charged to operations of $5,000 and $19,500 during the three and six month periods ended June 30, 1998. There was no provision recorded during the same period in 1997. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at June 30, 1998 was $344,867 and the Bank's ratio of nonperforming assets to total assets was .40%.

NOTE 3.   EARNINGS PER SHARE (EPS)

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

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3.   EARNINGS PER SHARE (CONTINUED)

Three months:

                                                                                     1998             1997
                                                                              --------------------------------
WEIGHTED AVERAGE OUTSTANDING SHARES USED FOR BASIC EPS                               859,966          851,556
Plus incremental shares from assumed issuance
   of stock options                                                                  101,365           94,147
                                                                              --------------------------------
WEIGHTED AVERAGE OUTSTANDING SHARES USED FOR DILUTED EPS                             961,331          945,703
                                                                              ================================

Six months:

                                                                                     1998             1997
                                                                              --------------------------------
WEIGHTED AVERAGE OUTSTANDING SHARES USED FOR BASIC EPS                               858,268          850,330
Plus incremental shares from assumed issuance
   of stock options                                                                  100,912           86,740
                                                                              --------------------------------
WEIGHTED AVERAGE OUTSTANDING SHARES USED FOR DILUTED EPS                             959,180          937,070
                                                                              ================================

NOTE 4.   ADOPTION OF SFAS STATEMENT NO. 130

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

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the three and six month periods ended June 30, 1998 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Kenly Savings Bank, SSB (the
Bank). This overview should be read in conjunction with the consolidated financial statements.

OVERVIEW OF 1998 RESULTS:

Total assets increased by $14.2 million during the six month period ended June 30, 1998 primarily as result of an increase in the Bank's loan portfolio which was funded primarily through increased deposits of $13.8 million.
Earnings for the six month period totaled approximately $600,000.

Mortgage loans increased by $4 million during the three month period ended June 30, 1998, building on the $2.1 million increase during the previous quarter. The increase resulted primarily from an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio.

Investment securities and short-term interest-bearing deposits, decreased by approximately $200,000 during the second quarter and amounted to $23 million at June 30, 1998. The market value of the Corporation's available for sale securities decreased by $16,800 during the quarter, primarily as a result of movements in market interest rates. During the quarter, the Corporation purchased available for sale investments for it's portfolio totaling $2 million.

The Corporation's annualized return on assets for the three and six month periods ended June 30, 1998 was 1.02% and .94%, respectively. For the same periods in 1997, the annualized return was 1.35% and 1.27%, respectively. The Corporation's return on equity for the three and six month periods ended June 30, 1998 was 8.69% and 8.01%, respectively, compared to 10.0% and 9.37% for the same periods in 1997.

During each of the quarters ended March 31, 1998 and June 30, 1998, the Corporation paid a cash dividend of $ .20, amounting to approximately $171,000 and $172,000, respectively. At June 30, 1998, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

Net income for the three and six month periods ended June 30, 1998 was $325,644 ($.34 per share) and $600,608 ($.63 per share), respectively. Net income for the comparable periods in 1997 was $359,412 ($.38 per share) and $672,253 ($.72 per share), respectively. Net interest income for the three month period ended June 30, 1998 was approximately $40,000 higher than the comparable period of 1997, while the net interest income for the six month period ended June 30, 1998 was approximately $159,000 higher than the comparable period for 1997. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods and a change in the mix of interest-earning assets favoring loans receivable instead of investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Noninterest expense increased by approximately $138,000 and $310,000 during the three and six month periods ended June 30, 1998 versus the comparable period in 1997. The primary reason for the overall increase was due to increased levels of compensation and other expenses associated with the operations of the new loan production office in Knightdale opened during the third quarter of 1997 and a full-service branch in Garner opened during the fourth quarter, 1997.

ASSET QUALITY:

Nonperforming assets, which consist of nonaccrual loans and real estate acquired through foreclosure, amounted to approximately $512,000 and $533,000 at June 30, 1998 and December 31, 1997, respectively. The ratio of nonperforming assets to total assets at June 30, 1998 and December 31, 1997 was .4% and .41%, respectively. Based on management's analysis of the adequacy of its allowances at June 30, 1997, a provision for loan losses was made of $5,000 and $19,500 during the three and six months ended June 30, 1998. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The allowance for loan losses amounted to approximately $345,000 at June 30, 1998 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

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

The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded its requirements at June 30, 1998 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

CAPITAL RESOURCES AND ADEQUACY:

KS Bancorp, Inc's stockholders' equity was $15 million, or 11.7% of total assets at June 30, 1998. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at June 30, 1998.

YEAR 2000 ISSUE

The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on or after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Bank is heavily dependent on computer systems in the conduct of substantially all of its business activities. Substantially all of the data processing functions of the Bank which could be effected by this problem are provided by an outside third party service bureau. That service bureau has advised the Bank that they expect to have resolved this issue before the year 2000. However, if the service bureau is unable to modify their computer systems to become Year 2000 compliant before that time, the Bank would likely experience significant data processing delays, mistakes, or failures. These delays, mistakes, or failures could have a material adverse impact on the financial condition, liquidity and results of operations of the Bank. Additionally, costs incurred with the resolution of the Year 2000 issue must be expensed. Based upon current assessments and information provided by the service bureau, management does not believe that such costs will be material to the Bank's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank has not experienced any substantive change in it's portfolio risk during the 3 month period ended June 30, 1998.

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

                  Not applicable

        Item 3.   Defaults Upon Senior Securities

                  Not applicable

        Item 4.   Submission of Matters to a Vote of Security Holders

        On May 5, 1998, the annual meeting of stockholders was held to consider and vote upon the election of three directors of the Company, and to ratify the appointment of McGladrey & Pullen LLP as independent auditors for the Company for the fiscal year ending December 31, 1998. All items were approved by the stockholders as shown below:

                   Vote concerning the election of directors of the Company:

                                           For            Withheld           Total
                                     ----------------------------------------------------
                   Hinnant                    728,535             7,141          735,676
                   Parrish                    728,469             7,207          735,676
                   Coleman                    728,535             7,141          735,676

                   Vote concerning ratification of McGladrey & Pullen, LLP as independent auditors for the year ended December 31, 1998:

                                           For            Withheld           Total
                                     ----------------------------------------------------
                                              735,676                 0          735,676

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

                                                  KS BANCORP, INC.

     Dated   August 10, 1998                      By: /s/ Harold T. Keen
          --------------------------                 -------------------------
                                                  Harold T. Keen
                                                  President and CEO

     Dated   August 10, 1998                      By: /s/ Helen B. Pollock
          --------------------------                 -------------------------
                                                  Helen B. Pollock
                                                  Treasurer