Form 10-Q
period 1998-09-30
KS BANCORP INC
filed 1998-11-10
CIK 912764

                                UNITED  STATES
                     SECURITIES AND  EXCHANGE  COMMISSION
                            Washington  D.C. 25049


                                   FORM 10-Q


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 1998
                                    ---------------------------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_________________ to __________________

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


As of October 29, 1998 there were issued and outstanding 888,633 shares of the Registrant's common stock, no par value.
KS Bancorp, Inc. and Subsidiary

                        KS Bancorp, Inc. and Subsidiary

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----
    Item 1.  Condensed Financial Statements

     Consolidated statements of financial condition at September 30,
     1998 (Unaudited) and December 31, 1997                                 1-2

     Consolidated statements of income for the three months ended
     September 30, 1998 and September 30, 1997 (Unaudited)                    3

     Consolidated statements of comprehensive income for the three months
     ended September 30, 1998 and September 30, 1997 (Unaudited)              4

     Consolidated statements of income for the nine months ended
     September 30, 1998 and September 30, 1997 (Unaudited)                    5

     Consolidated statements of comprehensive income for the nine months
     ended September 30, 1998 and September 30, 1997 (Unaudited)              6

     Consolidated statements of cash flows for the nine months ended
     September 30, 1998 and September 30, 1997 (Unaudited)                  7-8

     Notes to consolidated financial statements                            9-10

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11-14

    Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                    14

PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings                                              15

    Item 2.   Changes in Securities and Use of Proceeds                      15

    Item 3.   Defaults upon Senior Securities                                15

    Item 4.   Submission of Matters to a Vote of Security Holders            15

    Item 5.   Other Information                                              15

    Item 6.   Exhibits and Reports on Form 8-K                               15

    Signatures                                                               16

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1998 and December 31, 1997


                                                 September 30,   December 31,
ASSETS                                               1998            1997
-----------------------------------------------------------------------------
                                                  (Unaudited)
Cash and short-term cash investments:
 Interest-bearing                                 10,368,824   $  4,781,687
 Noninterest-bearing                                 644,073        851,102
Investment securities:
 Held to maturity, at cost                         2,050,883      3,104,261
 Available for sale, at fair value                 8,701,216      6,427,784
 FHLB stock and other nonmarketable
  equity securities                                  883,000        790,300
Loans receivable, net                            102,701,962     95,002,402
Accrued interest receivable                          797,372        689,427
Property and equipment, net                        2,163,696      2,133,715
Refundable income taxes                                  --          78,066
Prepaid expenses and other assets                    245,180        118,887
                                                -----------------------------
            Total Assets                        $128,556,206   $113,977,631
                                                =============================


                                                             September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1998              1997
---------------------------------------------------------------------------------------------
                                                              (Unaudited)
Liabilities:
  Deposits                                                  $ 106,065,647    $  90,313,658
  Advances from Federal Home Loan Bank                          6,000,000        8,000,000
  Accounts payable and accrued expenses                           300,852          302,876
  Advance payments by borrowers for taxes and insurance           103,653           48,446
  Deferred income taxes                                           800,022          706,566
  Income taxes payable                                             20,070             --
                                                            --------------------------------
          Total liabilities                                   113,290,244       99,371,546
                                                            --------------------------------
Stockholders' equity:
  Preferred stock, no par value, authorized
   5,000,000 shares; none issued                                     --               --
  Common stock, no par value, authorized
   20,000,000 shares; issued 888,633 in 1998
   and 885,356 in 1997, respectively                                 --               --
  Additional paid-in capital                                    5,280,025        5,225,975
  Note receivable, ESOP                                          (234,000)        (234,000)
  Accumulated other comprehensive income, unrealized gain
   on securities available for sale, net of tax effect            884,266          716,197
  Retained earnings, substantially restricted                   9,335,671        8,897,913
                                                            --------------------------------
          Total stockholders' equity                           15,265,962       14,606,085
                                                            --------------------------------
          Total liabilities and stockholders' equity        $ 128,556,206    $ 113,977,631
                                                            ================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended September 30, 1998 and 1997

                                                                    1998           1997
--------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                           $ 2,309,257    $ 2,050,736
  Investment securities                                               144,310        130,515
  Mortgage-backed securities                                           19,229         24,524
  Interest-bearing deposits                                           122,035         26,478
                                                                  --------------------------
            Total interest income                                   2,594,831      2,232,253
Interest expense:
  Deposits                                                          1,361,346      1,085,572
  Borrowings                                                           98,908        120,925
                                                                  --------------------------
            Total interest expense                                  1,460,254      1,206,497
                                                                  --------------------------
            Net interest income                                     1,134,577      1,025,756
Provision for loan losses                                              14,000         19,000
                                                                  --------------------------
            Net interest income after provision for loan losses     1,120,577      1,006,756
  Other income                                                         73,566         41,354
                                                                  --------------------------
                                                                    1,194,143      1,048,110
                                                                  --------------------------
Noninterest expense:
  Compensation and employee benefits                                  397,492        347,604
  Occupancy                                                            29,330         26,938
  Equipment maintenance and expense                                    41,687         16,826
  Data processing and outside service fees                             56,436         40,912
  Insurance                                                            23,866         23,865
  Other                                                                84,595         89,796
                                                                  --------------------------
                                                                      633,406        545,941
                                                                  --------------------------
            Income before income taxes                                560,737        502,169
                                                                  --------------------------
Income taxes:
  Current                                                             208,564        209,451
  Deferred                                                               (321)        (3,641)
                                                                  --------------------------
                                                                      208,243        205,810
                                                                  --------------------------
            Net income                                            $   352,494    $   296,359
                                                                  ==========================

Basic earnings per share                                          $      0.41    $      0.35
                                                                  ==========================
Diluted earnings per share                                        $      0.37    $      0.31
                                                                  ==========================
Dividends per share                                               $      0.20    $      0.15
                                                                  ==========================


See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended September 30, 1998 and 1997


                                                              1998       1997
--------------------------------------------------------------------------------
Net income                                                 $352,494   $296,359

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on available for sale
    securities arising during the period                     79,408     20,190
                                                           ---------------------

         Comprehensive income                               431,902    316,549
                                                           =====================




See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended September 30, 1998 and 1997

                                                                    1998           1997
----------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                           $ 6,667,821    $ 5,899,115
  Investment securities                                               412,422        382,163
  Mortgage-backed securities                                           58,583         74,138
  Interest-bearing deposits                                           392,310         77,452
                                                                 -----------------------------
            Total interest income                                   7,531,136      6,432,868
Interest expense:
  Deposits                                                          3,898,034      3,155,019
  Borrowings                                                          342,054        255,086
                                                                 -----------------------------
            Total interest expense                                  4,240,088      3,410,105
                                                                 -----------------------------
            Net interest income                                     3,291,048      3,022,763
Provision for loan losses                                              33,500         19,000
                                                                 -----------------------------
            Net interest income after provision for loan losses     3,257,548      3,003,763
  Other income                                                        196,600        119,258
                                                                 -----------------------------
                                                                    3,454,148      3,123,021
                                                                 -----------------------------
Noninterest expense:
  Compensation and employee benefits                                1,164,020        914,765
  Occupancy                                                            84,883         79,959
  Equipment maintenance and expense                                    97,855         44,972
  Data processing and outside service fees                            181,456        125,701
  Insurance                                                            71,598         61,366
  Other                                                               320,438        296,216
                                                                 -----------------------------
                                                                    1,920,250      1,522,979
                                                                 -----------------------------
            Income before income taxes                              1,533,898      1,600,042
                                                                 -----------------------------
Income taxes:
  Current                                                             590,349        629,176
  Deferred                                                             (9,553)         2,254
                                                                 -----------------------------
                                                                      580,796        631,430
                                                                 -----------------------------
            Net income                                            $   953,102    $   968,612
                                                                 =============================

Basic earnings per share                                          $      1.11    $      1.14
                                                                 =============================
Diluted earnings per share                                        $      1.00    $      1.03
                                                                 =============================
Dividends per share                                               $      0.60    $      0.37
                                                                 =============================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                               1998          1997
-------------------------------------------------------------------------------------
Net income                                                  $  953,102   $  968,612
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on available for sale
    securities arising during the period                       168,069      141,194
                                                           --------------------------

      Comprehensive income                                   1,121,171    1,109,806
                                                           ==========================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. and subsidiary


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 1998 and 1997

                                                                         1998             1997
------------------------------------------------------------------------------------------------
Net income                                                           $    953,102    $    968,612
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                             72,080          77,064
  Amortization of net premiums                                              1,914              --
  Loss on sale of investment securities                                        --           5,905
  Deferred income taxes                                                    (9,553)          2,254
  Provision for loan losses                                                33,500          19,000
  ESOP compensation expense credited to paid-in capital                    53,300          36,238
  Issuance of shares for stock options credited to paid-in capital            750              --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accrued interest receivable                                        (107,945)       (140,907)
      Prepaid expenses and other assets                                  (126,293)        (82,680)
      Refundable income taxes                                              78,066         138,933
    Increase (decrease) in:
      Accrued expenses and other liabilities                               (2,024)         16,028
      Income taxes payable                                                 20,070              --
                                                                      ---------------------------
        Net cash provided by operating activities                         966,967       1,040,447
                                                                      ---------------------------
Cash Flows From Investing Activities
  Proceeds from sales or maturities of available for sale securities      500,000       2,076,559
  Proceeds from maturity of held to maturity securities                 1,000,000       1,500,000
  Purchase of available for sale securities                            (2,500,000)     (3,311,616)
  Purchase of nonmarketable equity securities                             (92,700)             --
  Net change in loans receivable                                       (7,733,060)    (11,135,396)
  Principal repayments of mortgage backed securities                       49,110          35,777
  Purchase of property and equipment                                     (102,061)       (224,905)
                                                                      ---------------------------
        Net cash used in investing activities                          (8,878,711)    (11,059,581)
                                                                      ---------------------------

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 1998 and 1997

                                                                 1998              1997
------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Net increase in deposits                                     $ 15,751,989    $  4,116,059
 Advance from Federal Home Loan Bank                            (2,000,000)      4,000,000
 Increase in advance payments by borrowers
   for taxes and insurance                                          55,207          45,099
 Cash dividends paid                                              (515,344)       (319,286)
 Issuance of common stock                                               --           8,740
 Repurchase of common stock                                             --          (2,640)
                                                              ----------------------------
       Net cash provided by financing activities                13,291,852       7,847,972
                                                              ----------------------------
       Net increase (decrease) in cash and cash equivalents      5,380,108      (2,171,162)

Cash and cash equivalents:
 Beginning                                                       5,632,789       6,160,236
                                                              ----------------------------
 Ending                                                       $ 11,012,897    $  3,989,074
                                                              ============================
Cash and cash equivalents:
 Cash and short-term investments:
  Interest-bearing                                            $ 10,368,824    $  3,546,616
  Noninterest-bearing                                              644,073         442,458
                                                              ----------------------------
                                                              $ 11,012,897    $  3,989,074
                                                              ============================
Supplemental Disclosures of Cash Flow Information
 Cash payments for:
  Interest                                                    $  4,236,401    $  3,423,965
                                                              ============================
  Income taxes                                                $    509,091    $    689,176
                                                              ============================
Supplemental Disclosure of Noncash Investing and Financial
  Activities
    Change in unrealized gain on available for sale
     securities, net of tax effect                            $    168,069    $    141,194
                                                              ============================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 KS Bancorp, Inc. annual report. During the nine month period, the Bank adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement was adopted effective January 1, 1998 as explained in Note 4 below.

Note 2.   Allowance for Loan Losses

The Bank's allowance for loan losses increased by the related provision charged to operations of $14,000 and $33,500 during the three and nine month periods ended September 30, 1998 as compared to $19,000 during the same periods in 1997. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at September 30, 1998 was $358,867 and the Bank's ratio of nonperforming assets to total assets was .27%.

Note 3.   Earnings Per Share (EPS)

The Bank adopted Statement of Financial Accounting Standard (SFAS) No. 128 during the year ended December 31, 1997. This statement requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. There were no adjustments required to net income for all periods presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the three and nine month periods are as follows:

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 3.  Earnings Per Share (Continued)

Three months:


                                                              1998      1997
                                                          ----------------------
Weighted average outstanding shares used for basic EPS        861,333   852,856
Plus incremental shares from assumed issuance
   of stock options                                            94,667    91,130
                                                          ----------------------
Weighted average outstanding shares used for diluted EPS      956,000   943,986
                                                          ======================


Nine months:

                                                              1998      1997
                                                          ----------------------
Weighted average outstanding shares used for basic EPS        859,301   851,181

Plus incremental shares from assumed issuance
   of stock options                                            97,381    88,203
                                                          ----------------------
Weighted average outstanding shares used for diluted EPS      956,682   939,384
                                                          ======================


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

KS BANCORP, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
This Form 10-Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of KS Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the three and nine month periods ended September 30, 1998 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Kenly Savings Bank, SSB (the
Bank). This overview should be read in conjunction with the consolidated financial statements.

Overview of 1998 Results:

Total assets increased by $14.6 million during the nine month period ended September 30, 1998 primarily as result of an increase in the Bank's loan portfolio which was funded primarily through increased deposits of $15.8 million offset by repayments of short term FHLB advances of $2.0 million. Earnings for the nine month period totaled approximately $953,000.

Loans increased by $1.6 million during the three month period ended September 30, 1998, building on the $6 million increase during the previous 2 quarters. The increase resulted primarily from an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans primarily for its portfolio.

Investment securities and short-term interest-bearing deposits, decreased by approximately $745,000 during the third quarter and amounted to $22.0 million at September 30, 1998. The market value of the Corporation's available for sale securities increased by $129,000 during the quarter, primarily as a result of movements in market interest rates.

The Corporation's annualized return on assets for the three and nine month periods ended September 30, 1998 was 1.10% and 0.99%, respectively. For the same periods in 1997, the annualized return was 1.08% and 1.17%, respectively. The Corporation's return on equity for the three and nine month periods ended September 30, 1998 was 9.40% and 8.48%, respectively, compared to 8.15% and 8.87% for the same periods in 1997.

During each of the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998, the Corporation paid a cash dividend of $ .20, amounting to approximately $171,000, $172,000 and $172,000 respectively. At September 30, 1998, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

KS BANCORP, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Net income for the three and nine month periods ended September 30, 1998 was $352,494 and $953,102, respectively. Net income for the comparable periods in 1997 was $296,359 and $968,162, respectively. Net interest income for the three month period ended September 30, 1998 was approximately $109,000 higher than the comparable period of 1997, while the net interest income for the nine month period ended September 30, 1998 was approximately $268,000 higher than the comparable period for 1997. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods and a change in the mix of interest-earning assets favoring loans receivable instead of investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

Noninterest expense increased by approximately $87,000 and $397,000 during the three and nine month periods ended September 30, 1998 versus the comparable period in 1997. The primary reason for the overall increase was due to increased levels of compensation as a result of additional staffing and other expenses associated with the operations of a new full-service branch in Garner opened during the fourth quarter, 1997.

Asset Quality:

Nonperforming assets, which consist of nonaccrual loans and real estate acquired through foreclosure, amounted to approximately $345,000 and $533,000 at September 30, 1998 and December 31, 1997, respectively. The ratio of nonperforming assets to total assets at September 30, 1998 and December 31, 1997 was .27% and .41%, respectively. Based on management's analysis of the adequacy of its allowances at September 30, 1997, a provision for loan losses was made of $14,000 and $33,500 during the three and nine months ended September 30, 1998. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The allowance for loan losses amounted to approximately $359,000 at September 30, 1998 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

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

KS BANCORP, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded its requirements at September 30, 1998 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

Capital Resources and Adequacy:

KS Bancorp, Inc's stockholders' equity was $15.3 million, or 11.9% of total assets at September 30, 1998. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at September 30, 1998.

Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in the Bank's operation. The Year 2000 date problem is a reality and the date for completion of this project cannot be changed. The Bank identifies Year 2000 as among the largest challenge that it has to face in moving into the next decade. In 1997, the Bank developed a three-phase program for Y2K information systems compliance.

Phase I (Identification):
In this Phase, which was completed in early 1998, the Bank identified those systems with which the Bank has its largest exposure to Y2K issues. The Bank performed an inventory of all services and computer products that involved micro processors in their operation. The Bank identified that it's service bureau was it's major provider of financial data processing and it's most vulnerable link to the Y2K event. The Bank further identified that it had 32 individual PC workstations using DOS, Windows 3.1 and Windows 95 operating systems that may or may not be vulnerable.

Phase II (Development and implementation of action plans):
In this Phase, the Bank has developed action plans to insure that the Bank is compliant in all areas by late 1998. Financial software providers have been contacted and new software updates have been received that are Y2K compliant. The Bank is currently working in this phase. The Bank's data service provider is currently approximately 75% complete in its renovation phase.

KS BANCORP, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Phase III (Testing):
The Bank is currently scheduled to test PC operation systems, financial software systems and it's data processing services provider in November and December of 1998. This phase will enable the Bank to identify those areas that need further research and testing to become Y2K compliant. In the financial and information system area, a number of applications have been identified as being Y2K compliant due to their recent implementation. The Bank's core financial and reporting systems are not Y2K compliant, but are on schedule to be so by December.

The Bank believes that it's expense will be minimal in making it's core service Y2K compliant due to it's contract with the service provider to provide Y2K compliant services and the Bank's having updated it's computer operations to individual PC units within the past four years. The Bank has reviewed third party relationships and has identified only a few relationships that will affect it's operation. Most relationships are with consumers and small business operators who state that they are or will be Y2K compliant. The Bank is currently meeting the time line that the FFIEC has mandated and management is confident that all of it's systems will be verified Year 2000 compliant and that the bank will be able to process without interruption through the next millennium.

Quantitative and Qualitative Disclosures About Market Risk

The Bank has not experienced any substantive change in it's portfolio risk during the 3 month period ended September 30, 1998.

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



                                                 KS Bancorp, Inc.



        Dated      October 29, 1998              By: /s/ Harold T. Keen
              --------------------------                ------------------------
                                                 Harold T. Keen
                                                 President and CEO



        Dated      October 29, 1998              By: /s/ Helen B. Pollock
              --------------------------                ------------------------
                                                 Helen B. Pollock
                                                 Treasurer