Form 10-K
period 1998-12-31
KS BANCORP INC
filed 1999-03-29
CIK 912764

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


               For the fiscal year ended      December 31, 1998
                                         -----------------------

               Commission file number        0-22734
                                      --------------------------



                               KS BANCORP, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

         North Carolina                                                  56-1842707
-------------------------------                           -----------------------------------
(State or other jurisdiction of                           (I.R.S. Employer Identification No.)
incorporation or organization)


 207 West Second Street
    P. O. Box 219                                               27542
 Kenly, North Carolina                                          ------
-----------------------------------------                     (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code      (919) 284-4157
                                                        --------------

   Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                              --------

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$15,106,761 common stock, no par value, based on the closing price of such
--------------------------------------------------------------------------
common stock on March 15, 1999.
-------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 888,633 shares of common stock,
                                                 -------------------------------
no par value, outstanding at March 15, 1999.
-------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of KS Bancorp, Inc. for the year ended December 31, 1998, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of KS Bancorp, Inc. to be held on May 4, 1999, are incorporated by reference into
Part III.

Portions of the Registration Statement of KS Bancorp, Inc. on Form S-1, Registration No. 33-69522, dated September 25, 1993, as amended on November 3, 1993, are incorporated by reference into Part IV.

                                    PART I


ITEM 1.  BUSINESS

General

     Prior to December 29, 1993, KS Bank, Inc., formerly known as Kenly Savings Bank, Inc., SSB, (the "Bank") operated as a mutual North Carolina-chartered savings bank. On December 29, 1993, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by KS Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock (the "Common Stock").

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's executive office is located at 207 West Second Street, Kenly, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level, holding certain indebtedness outstanding from the Bank's Employee Stock Ownership Plan (the "ESOP") and owning the Bank. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP. In addition, the Company receives dividends which are declared and paid by the Bank on its capital stock.

     The Bank was chartered in 1924. It has been a member of the Federal Home Loan Bank ("FHLB") system since 1936, and its deposits have been federally insured since 1961. The Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. As a North Carolina-chartered savings bank, the Bank is regulated and examined by the Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator") and the FDIC.

     The Bank conducts business through six full service offices in Kenly (2), Goldsboro, Wilson, Garner and Selma, North Carolina and loan production offices in Clayton and Knightdale, North Carolina. At December 31, 1998, the Company had consolidated total assets of $130.9 million, consolidated net loans of $105.3 million, consolidated deposits of $107.9 million and consolidated stockholders' equity of $15.7 million.

     The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by owner-occupied and non-owner occupied residential real estate, loans secured by non-residential, construction loans and equity line of credit loans. The Bank also makes loans which are not secured by real property, such as loans secured by pledged deposit accounts, and during 1997 the Bank began originating various types of secured and unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-earning deposit balances in other depository institutions, and transaction and fee income from its lending and deposit activities. The Bank's major expenses are interest on deposits and borrowings and noninterest expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and occupancy expenses.

     General economic conditions and related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the Administrator, significantly influence the operations of depository institutions, including the Bank. Interest rates on competing investments and general market rates of interest influence deposit flow and the Bank's cost of funds. The demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds, influence demand for the Bank's lending activities.

     At December 31, 1998, the Company and the Bank had a total of 37 full-time employees and 2 part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, investing its portion of the net proceeds received in the Conversion and lending funds to the ESOP. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     General.   The Bank is engaged primarily in the business of attracting deposits from the general public and using the deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of conventional first mortgage loans secured by real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 96.0% of the Bank's gross loan portfolio is secured by real estate. On December 31, 1998, the Bank's largest single outstanding loan had a balance of approximately $1.9 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $105.3 million at December 31, 1998, representing 80.5% of the Bank's total assets. Conventional first mortgage loans accounted for 76.7% of the Bank's gross loan portfolio, before net items, on December 31, 1998. Construction loans and equity line lines represented 11.1% and 8.4%, respectively, of the Bank's gross loan portfolio, before net items, on that date. See Note 3 of the "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Stockholders. As of December 31, 1998, 78.6% of the loans in the Bank's gross loan portfolio, before net items, had adjustable interest rates.

     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1998. Fixed rate and adjustable rate loans are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $33.0 million, $23.8 million and $18.3 million in the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.



                                                More Than
                                   One Yr.      1 Year to    More Than
                                   Or Less       5 Years      5 Years       Total
                                  ----------   -----------   ---------   ------------
Mortgage Loans:                                     (In Thousands)

Fixed rate
Adjustable rate                       $1,414        $11,986        $ 9,862        $23,262
Equity Lines                           4,191         35,541         29,244         68,976
                                       9,235            -              -            9,235
                                    --------       --------       --------       --------

                                     $14,840        $47,527        $39,106       $101,473

Other loans (includes consumer,        4,221            -              -            4,221
  commercial & share):              --------       --------       --------       --------

Totals before allowance              $19,061        $47,527        $39,106       $105,694

Allowance                               <359>            --             --           <359>
                                    --------       --------       --------       --------

                                     $18,702        $47,527        $39,106       $105,335
                                    ========       ========       ========       ========


     The following table sets forth the dollar amount at December 31, 1998 of all loans maturing or repricing on or after December 31, 1999 which have fixed or adjustable interest rates.


                                      Fixed      Adjustable
                                      Rates         Rates
                                    ----------   -----------

                                     (Dollars in Thousands)



             Mortgage loans            $21,848       $64,785

             Other loans                   -            -
                                       -------       -------

                                       $21,848       $64.785
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

     Conventional First Mortgages. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of conventional first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. The Bank also makes conventional first mortgage loans secured by multi-family residential property and by nonresidential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On December 31, 1998, approximately 68.9% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. On that date, approximately 10.9% of the Bank's loan portfolio, before net items, consisted of conventional first mortgage loans secured by multi-family residential and nonresidential properties. Loans secured by multi-family residential and nonresidential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

     Construction Lending. The Bank makes various types of construction loans primarily for the construction of single-family dwellings. On December 31, 1998, the aggregate gross outstanding balances of construction loans had increased to approximately $12.2 million, representing 11.1% of the Company's gross loan portfolio, before net items. Some of these loans were made to investors who are constructing properties on a speculative basis; others were made to persons who are constructing properties for the purpose of occupying them. Loans made to investors are generally "pure construction" loans which require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other permanent loans.

     Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate which is already occupied. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of construction. If the estimate of anticipated value proves to be inaccurate, the lender may have security which has value insufficient to assure full repayment. In addition, repayment of loans made to builders to finance construction of properties is often dependent upon the builder's ability to sell the property once construction is completed.

     Home Equity Lines of Credit. At December 31, 1998, home equity loans totaled $9.2 million and comprised approximately 8.4% of the Bank's gross loan portfolio, before net items. These loans are generally secured by subordinate liens against residential dwellings. In many of these cases, the Bank holds the first lien on the security. Home equity lines of credit have terms of up to 15 years and interest rates which are adjustable based upon prime rates. Because these loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces additional risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. Home equity loans are generally limited so that amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

     Consumer Loans. During 1997, the Bank began originating consumer loans and had $942,000 in such loans outstanding on December 31, 1998. The Bank makes both secured and unsecured consumer loans. Some consumer loans have fixed interest rates; others have adjustable interest rates. Secured consumer loans have personal property, such as automobiles, or real property as collateral. Fixed rate consumer loans generally have shorter terms than adjustable rate loans. The Bank intends to increase the amount of consumer loans in its portfolio in future years.

     Origination and Sale of Loans. In years prior to 1994, the Bank generally did not originate its loans with the intention that they would be sold in the secondary market. Loans generally were not originated in conformity with the purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). However, in January 1994 and October, 1994, the Bank opened a mortgage loan origination office in Clayton, North Carolina and a mortgage loan origination office in Goldsboro, North Carolina, respectively, and began originating loans in conformity with the purchase requirements of the FHLMC and FNMA, so that they could be sold in the secondary market if the Bank determined that such sales were prudent. The Bank originated and sold $4.4 million in loans during the fiscal year ended December 31, 1998. Nevertheless, the Bank continues to originate many loans which satisfy its underwriting requirements which are tailored for its local community but do not satisfy various requirements imposed by FHLMC and FNMA. Such loans are not readily saleable in the secondary market and could be sold only after the Bank incurred certain costs, such as costs for surveys and title insurance an/or discounted the purchase price. The Bank has historically found that its origination of nonconforming loans has not resulted in a high level of nonperforming assets. In addition, these loans generally produce a higher yield than are produced by loans which conform to the purchase requirements of FHLMC and FNMA.

     Nonperforming Assets. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 1998, the Bank recorded no real estate acquired in settlement of loans.

     The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent as it establishes reserves for uncollected interest. Such interest when ultimately collected is credited to income in the period received. Interest on loans considered to be impaired is treated similarly. Loans delinquent more than 90 days amounted to $290,500 and $533,000 on December 31, 1998 and 1997, respectively. See Note 3 to "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Stockholders.

     The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, real estate owned and nonperforming investments in real estate at the dates indicated.



                                                                       At December 31,
                                                           ---------------------------------------
                                                               1998          1997           1996
                                                           -----------   -----------   -------------
                                                                      (Dollars in Thousands)
Total nonaccrual loans delinquent 90 days or more          $    291        $    533        $    274

Real estate owned                                                 -               -              66
                                                           --------        --------        --------
  Total non-performing assets                              $    291        $    533        $    340
                                                           ========        ========        ========

Non-performing loans to total loans                             .28%            .50%            .34%

Non-performing assets to total assets                           .22%            .47%            .34%

Total assets                                               $130,892        $113,978        $100,840

Total loans                                                $105,335        $ 95,002        $ 81,511

     Allowance for Possible Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, general economic conditions, the types of loans being made, the creditworthiness of borrowers over the terms of the loans and, in the case of secured loans, the quality of the security for the loans. Management's policy is to maintain an adequate allowance for possible loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when management considers ultimate collection is considered questionable after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans. The Bank's level of allowances for loan losses at December 31, 1998, 1997 and 1996 was $359,000, $325,000, and $302,000, respectively.

     Management continues to monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations regarding the allowance for loan losses, future adjustments may be necessary if circumstances change.

     The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.


                                                                    Year Ended December 31,
                                                       ----------------------------------------------------
                                                          1998      1997       1996       1995       1994
                                                        --------   -------   --------   --------   ---------
                                                                       (Dollars in Thousands)
Balance, beginning of period                               $325      $302       $233       $223        $201

Provision for loan losses                                    34        23         69         10          22

Charge-offs                                                   -         -          -          -           -

Recoveries                                                    -         -          -          -           -
                                                           ----      ----       ----       ----        ----
Balance, end of period                                     $359      $325       $302       $233        $223
                                                           ====      ====       ====       ====        ====

     The following table sets forth the composition of the allowance for possible loan losses by type of loan at the dates indicated.

                                                                       At December 31,
                               -----------------------------------------------------------------------------------------------
                                        1998                     1997                    1996                    1995
                                -------------------    ---------------------    ---------------------    ---------------------

                                           Amount of                Amount of                Amount of                Amount of
                                            Loans to                 Loans to                 Loans to                Loans to
                               Amount of     Gross      Amount of     Gross      Amount of     Gross      Amount of     Gross
                               Allowance     Loans      Allowance     Loans      Allowance     Loans      Allowance     Loans
                               ---------   ----------   ---------   ----------   ---------   ----------   ---------   ---------
                                                                 (Dollars in Thousands)

Mortgage loans:
  Residential 1-4 family         $197        54.78%         $212       65.02%       $200        74.58%        $159        76.44%
  Residential multi-family         10         2.82%            8        2.53%         13         4.33%          11         5.47%
  Nonresidential real
   estate and other
     property                      21         5.78%            8        2.46%          6         2.81%           4         1.68%
  Home equity and property
   improvement                     61        17.00%           49       15.20%         39         8.65%          33         9.07%
  Construction                     44        12.35%           43       13.17%         44         9.40%          26         7.14%
                                 ----        -----          ----       -----        ----         -----        ----         ----

Total real estate loans          $333        92.73%         $320       98.37%       $302         99.77%       $233        99.80%
                                                                                    ----         -----        ----        -----
Other loans                        26         7.27%            5        1.63%         --          0.23%         --         0.20%
                                                                                    ----         -----        ----        -----
Total allowance for loan
 losses                          $359       100.00%         $325      100.00%       $302        100.00%       $233       100.00%
                                 ====       ======          ====      ======        ====        ======        ====       ======

                                                At December 31,
                                             --------------------
                                                     1994
                                                   ---------

                                                        Amount of
                                                         Loans to
                                            Amount of     Gross
                                            Allowance     Loans
                                            ---------   ----------
Mortgage loans:
  Residential 1-4 family                      $166        78.51%
  Residential multi-family                      12         5.65%
  Nonresidential real
   estate and other
     property                                    3         1.45%
  Home equity and property
   improvement                                  29         8.19%
  Construction                                  13         5.86%
                                              ----        -----
Total real estate loans                       $223        99.65%
                                              ----        -----
Other loans                                     --         0.35%
                                              ----        -----
Total allowance for loan
 losses                                       $223       100.00%
                                              ====       ======


Investment Securities

     Interest and dividend income from investment securities, including mortgage-backed securities, generally provides the Bank's second largest source of income after interest on loans. At December 31, 1998, the Bank's investment portfolio totaled approximately $10.0 million and consisted of U.S. government and agency securities, mortgage-backed securities and stock of the FHLB of Atlanta.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1998, the Bank's investment in stock of the FHLB of Atlanta was $879,500.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets. The computation of liquidity allows the inclusion of mortgage-backed securities and other instruments which are readily marketable, including investments with maturities in excess of five years.

     See Note 2 of "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Stockholders.

Deposits and Borrowings

     Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, advances from the FHLB of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. On December 31, 1998, 1997 and 1996, the Bank's deposits totaled $107.9 million, $90.3 million, and $82.3 million, respectively.

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, negotiable order of withdrawal ("NOW") accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 1998, 82.0% of the Bank's deposits, excluding accrued interest payable, consisted of certificate accounts, 3.6% consisted of passbook savings accounts, 6.5% consisted of NOW accounts, 5.7% consisted of money market accounts and 2.2% consisted of noninterest-bearing transaction accounts. Of the certificates of deposit described above, $23.6 million, or 26.7%, had denominations of $100,000 or greater. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings.
The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

     See Note 5 to the "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Stockholders.

     Borrowings.    Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had $6.0 million outstanding borrowings at December 31, 1998.

Subsidiaries

     The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

Results of Operations

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting primarily of deposits and FHLB advances. Non-interest income, such as transaction and service fee income, affects the Bank's operations to a much lesser degree. The Bank's provisions for loan losses and operating expenses also influence the Bank's net income. The Bank's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, office occupancy costs, data processing expenses and federal deposit insurance premiums. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of regulatory authorities.

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

Competition

     The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Based upon comparative data as of June 30, 1998, the Bank had approximately 9.1% of the deposits in Johnston County, North Carolina, approximately 1.9% of the deposits in Wilson County, North Carolina, approximately 1.1% of the deposits in Wayne County, North Carolina, and less than 1.0% of the deposits in Wake County, North Carolina.

     The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the reduction of restrictions on the interstate operations of financial institutions.

Asset/Liability Management

     The Company's asset/liability management, or interest rate risk management, is focused primarily on evaluating and managing the Company's consolidated net interest income given various risk criteria. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's management of interest rate risk.

     In the absence of any other factors, the overall yield or return associated with the Company's earning assets generally will increase from existing levels when interest rates rise over an extended period of time, and conversely interest income will decrease when interest rates decrease. In general, interest expense will increase when interest rates rise over an extended period of time, and conversely interest expense will decrease when interest rates decrease. Therefore, by controlling the increases and decreases in its interest income and interest expense which are brought about by changes in market interest rates, the Company can influence its net interest income. As a part of the Company's interest rate risk management policy, the Company calculates an interest rate "gap". Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing. A "positive" gap for a given period means that the amount of interest earning assets maturing or otherwise repricing within that period exceeds the amount of interest bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a higher increase in the yield of its assets relative to the cost of its liabilities and its income should be positively affected. Conversely, the cost of funds for an institution with a positive gap would generally be expected to increase less quickly than the yield on its assets in a falling interest rate environment and such institution's net interest income should be adversely affected by falling interest rates. Changes in interest rates generally have the opposite effect on an institution with a "negative" gap. The Company's interest rate gap is slightly positive.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are projected to reprice or mature in each of the future time periods shown. The computations were made without using certain common assumptions regarding loan prepayments and deposit decay rates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. In making the computations, all adjustable rate loans were considered to be due at the end of the next upcoming adjustment period. Fixed rate loans were considered to reprice at their contractual maturities with no consideration given to prepayments. Liquid interest-earning investments with no contractual maturities were assumed to be subject to immediate repricing, while certain equity securities were assumed to reprice at the most distant repricing date. Savings accounts, money market deposit accounts, and negotiable order of withdrawal and other transaction accounts were assumed to be subject to immediate repricing. Fixed maturity interest-bearing liabilities were assumed to reprice at their contractual maturities without consideration for early withdrawals. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's consolidated assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.



                                                          Term to Repricing at December 31, 1998
                                                    ---------------------------------------------------
                                                                        --------
                                                                   More than
                                                      1 Year       1 Year to     More than
                                                      Or Less       5 Years       5 Years        Total
                                                    -----------   -----------   -----------   -----------
                                                                    (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans:
    Fixed rate                                         $ 1,414       $11,986        $9,862      $ 23,262
    Adjustable rate                                     68,976           -             -          68,976
    Adjustable home equity loans                         9,235           -             -           9,235
  Other loans                                            4,221           -             -           4,221
                                                       -------       -------        ------      --------
      Total loans                                       83,846        11,986         9,862       105,694
                                                        -------       -------       ------      --------
  Interest-bearing deposits                             11,151           -             -          11,151
  Investment securities                                  1,499         4,750           -           6,249
  Mortgage-backed securities                             1,030           -             -           1,030
      Total interest-earning assets                    $97,526       $16,736        $9,862      $124,124
                                                       -------       -------        ------      --------

Interest-bearing liabilities:
  Deposits:
    Fixed maturity deposits                            $75,136       $13,324        $           $ 88,460
    NOW accounts                                         7,005           -             -           7,005
    Money market deposit accounts                        6,151           -             -           6,151
    Passbook accounts                                    3,895           -             -           3,895
                                                        -------       -------       ------      --------
      Total deposits                                    92,187        13,324           -         105,511
                                                        -------       -------       ------      --------
  FHLB advances                                          4,000         2,000        $  -           6,000
                                                        -------       -------       ------      --------
      Total interest-bearing liabilities               $96,187       $15,324        $  -        $111,511
                                                        -------       -------       ------      --------
Interest sensitivity gap per period                     $1,339        $1,412        $9,862
                                                        ======        ======        ======

Cumulative interest sensitivity gap                     $1,339        $2,751       $12,613
                                                        ======        ======       =======

Cumulative gap as a percentage of total                   1.08%         2.22%        10.16%
 interest-earning assets

Cumulative interest-earning assets as a                 101.39%       102.47%       111.31%
 percentage of interest-bearing liabilities

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

     Regulation of the Company

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

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that
is held by the general public.   The Company is not subject to the Federal
Reserve's capital adequacy guidelines.

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.
All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

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

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. With certain exceptions, an affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. The Company is an affiliate of the Bank. Generally, Sections 23A and 23B (i) establish certain collateral requirements for loans to affiliates, (ii) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

     Deposit Insurance. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits of most savings institutions, and the BIF maintains a fund to insure the deposits of most commercial banks. The Bank is a member of the SAIF of the FDIC.

     The Bank is required to pay assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups well capitalized, adequately capitalized or undercapitalized using the same percentage criteria as in the prompt corrective action regulations. See " Prompt Corrective Regulatory Action."

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

     The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C, while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. However, recently enacted legislation provided for a one-time assessment equal to 65.7 basis points times insured deposits as of March 31, 1995. This assessment fully capitalized the SAIF. Accordingly, although the special assessment resulted in a $437,000 one-time charge to the Bank during its fiscal year ended December 31, 1996, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, most BIF members will be assessed approximately 1.3 basis points while the rate for most SAIF members will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of
2.43 basis points.

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

     During the Bank's last compliance examination, which was performed by the FDIC under the new CRA regulations in April, 1998, the Bank received a satisfactory rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1998, the Bank had a leverage ratio of 11.1%, which substantially exceeded the other FDIC capital requirements.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 1998, the Bank complied with the capital requirement of the Administrator with capital of 11.29%.

     Each federal banking agency is required to establish risk-based capital standards to take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family mortgages.

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

     As of December 31, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $1,923,614. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $879,500.

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

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve. [Confirm.]

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

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 14.0%.

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

     Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 1998, the most recent notification received by the Bank from the FDIC categorized the Bank as well-capitalized.

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

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state could deny interstate branching if it specifically elected to do so by June 1, 1997. States were allowed to choose to permit interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina enacted legislation permitting interstate branching transactions prior to June 1, 1997 and did not adopt legislation electing to deny interstate branching.

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

ITEM 2.  PROPERTIES

     At December 31, 1998, the Company conducted its business from the Bank's headquarters office and a branch office in Kenly, North Carolina, and its branch offices in Selma, Goldsboro, Wilson and Garner, North Carolina. In addition, the Bank had loan origination offices in Clayton and Knightdale, North Carolina. The following table sets forth certain information regarding the Company's properties as of December 31, 1998. See Note 4 to the Company's Consolidated Financial Statements included in the 1998 Annual Report which is incorporated herein by reference.

                                             Net Book Value
                    Address                    of Property
                    -------                  ---------------

Kenly
     Corporate offices:
     207 West Second Street
     Kenly, North Carolina 27542
                                                            $272,847
     Branch facility:
     200 North Church Street
     Kenly, North Carolina 27542                            $555,364

Selma
     115 West Anderson Street
     Selma, North Carolina 27576                            $84,949

Wilson
     206 N. Ward Boulevard
     Wilson, North Carolina 27893                           $463,105


Clayton
     11440 Highway 70 West
     Clayton, North Carolina 27520                          (Leased)

Goldsboro
     1112 E. Ashe Street
     Goldsboro, North Carolina 27530                        $226,102


Garner
     920 7th Avenue
     Garner, North Carolina 27529                           (Leased)

                                                            $1,602,277
                                                            ==========

The total net book value of the Company's furniture and equipment on December
 31, 1998 was $536,521.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock" on pages 37 and 38 in the Company's 1998 Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Financial Data" on page 1 of the Company's 1998 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 11 in the Company's 1998 Annual Report, which section is incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 4 and 5 of the Company's 1998 Annual Report to Stockholders are herein incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 12 through 36 of the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees and Continuing Directors" on page 9 of the Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1 - Election of Directors - Executive Officers" on page 13 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 7 of the Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on pages 11 and 12 and " - "Management Compensation" on pages 13 through 21 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 7 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 22 of the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1 Consolidated Financial Statements (contained in the Bank's 1998 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditors' Report

          (b) Consolidated Statements of Financial Condition -- December 31, 1998 and 1997

          (c) Consolidated Statements of Income -- Years Ended December 31, 1998, 1997 and 1996

          (d) Consolidated Statements of Stockholder's Equity -- Years Ended December 31, 1998, 1997 and 1996

          (e) Consolidated Statements of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996

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

14(b)    The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KS BANCORP, INC.



Date:  March 25, 1999               By:   /s/ Harold T. Keen
                                         -----------------------------------
                                         Harold T. Keen
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ Harold T. Keen
---------------------------   President and Chief Executive      March 25, 1999
Harold T. Keen                Officer and Director


/s/ Helen B. Pollock
---------------------------   Treasurer (Principal Financial     March 25, 1999
Helen B. Pollock              Officer)


/s/ A. Carroll Coleman        Director                           March 25, 1999
---------------------------
A. Carroll Coleman


/s/ Robert E. Fields          Director                           March 25, 1999
---------------------------
Robert E. Fields


/s/ R. Harold Hinnant         Director                           March 25, 1999
---------------------------
R. Harold Hinnant


/s/ James C. Parker           Director                           March 25, 1999
---------------------------
James C. Parker


/s/ R. Elton Parrish          Director                           March 25, 1999
---------------------------
R. Elton Parrish


/s/ Ralph Edward Scott, Jr.   Director                           March 25, 1999
---------------------------
Ralph Edward Scott, Jr.


/s/ H. Elwin Watson           Director                           March 25, 1999
---------------------------
H. Elwin Watson


/s/ James C. Woodard          Director                           March 25, 1999
---------------------------
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

(13) 1998 Annual Report to Stockholders (excluding p.2, the Report to Stockholders)

(21)               Subsidiaries of the Registrant

(23)               Consent of McGladrey & Pullen, LLP

(27)               Financial Data Schedule