Form 10-Q
period 1999-03-31
KS BANCORP INC
filed 1999-06-07
CIK 912764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999
                                         ------------------------

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _______________


                         Commission File Number 0-22734
                                                -------

                                KS BANCORP, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

           North Carolina                                 56-1842707
           --------------                                 ----------
  (State or other jurisdiction of            R.S. Employer Identification No.)
   incorporation or organization)

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

Indicate by check 3 whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No
                                         ---     ---

As of May 10, 1999 there were issued and outstanding 888,633 shares of the Registrant's common stock, no par value.

                         KS Bancorp, Inc. and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                                Pages
                                                                                              -----
      Item 1. Condensed Financial Statements

          Consolidated statements of financial condition at March 31, 1999
          (Unaudited) and December 31, 1998                                                    1-2

          Consolidated statements of income for the three months ended March 31,
          1999 and March 31, 1998 (Unaudited)                                                    3

          Consolidated statements of cash flows for the three months ended
          March 31, 1999 and March 31, 1998 (Unaudited)                                        4-5

          Notes to consolidated financial statements                                           6-7

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                             8-12

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       13

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                14

      Item 2.  Changes in Securities and Use of Proceeds                                        14

      Item 3.  Defaults upon Senior Securities                                                  14

      Item 4.  Submission of Matters to a Vote of Security Holders                              14

      Item 5.  Other Information                                                                14

      Item 6.  Exhibits and Reports on Form 8-K                                                 14

      Signatures                                                                                15

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 1999 and December 31, 1998

                                                                                March  31,      December 31,
ASSETS                                                                             1999             1998
-------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Cash and short-term cash investments:
   Interest-bearing                                                        $      9,860,474 $     11,150,780
   Noninterest-bearing                                                              671,349          519,761
Investment securities:
   Held to maturity, at cost                                                      1,337,725        1,530,015
   Available for sale, at fair value                                              8,563,381        7,590,856
   FHLB stock and other nonmarketable equity securities                             879,500          879,500
Loans receivable, net
   Held for investment                                                          108,401,869      105,335,147
   Held for sale, at cost                                                           215,000          855,500
Accrued interest receivable                                                         769,285          716,796
Property and equipment, net                                                       2,323,418        2,138,798
Prepaid expenses and other assets                                                   280,366          175,327
                                                                           ----------------------------------
              Total Assets                                                 $    133,302,367 $    130,892,480
                                                                           ==================================

                                                                                March  31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                             1999             1998
-------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Liabilities:
   Deposits                                                                $    110,339,214 $    107,934,224
   Advances from Federal Home Loan Bank                                           6,000,000        6,000,000
   Accounts payable and accrued expenses                                            196,177          284,295
   Advance payments by borrowers for taxes and insurance                             52,548           52,341
   Deferred income taxes                                                            799,187          905,897
   Income taxes payable                                                             196,629
                                                                           ----------------------------------
              Total liabilities                                                 117,583,755      115,176,757
                                                                           ----------------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares;
      none issued                                                                         -                -
   Common stock, no par value, authorized 20,000,000 shares;
      issued and outstanding 888,633 in 1999 and 1998                                     -                -
   Additional paid-in capital                                                     5,330,502        5,317,502
   Unearned ESOP shares                                                            (195,000)        (195,000)
   Accumulated other comprehensive income                                           969,794        1,125,392
   Retained earnings, substantially restricted                                    9,613,316        9,467,829
                                                                           ----------------------------------
              Total stockholders' equity                                         15,718,612       15,715,723
                                                                           ----------------------------------
              Total liabilities and stockholders' equity                   $    133,302,367 $    130,892,480
                                                                           ==================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31, 1999 and 1998

                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      2,310,029 $      2,158,032
   Investment securities                                                           116,279          122,694
   Mortgage-backed securities                                                       33,756           19,785
   Interest-bearing deposits                                                       115,578          105,765
                                                                          ----------------------------------
              Total interest income                                              2,575,642        2,406,276
Interest expense:
   Deposits                                                                      1,331,804        1,204,283
   Borrowings                                                                       87,238          121,573
                                                                          ----------------------------------
              Total interest expense                                             1,419,042        1,325,856
                                                                          ----------------------------------
              Net interest income                                                1,156,600        1,080,420
Provision for loan losses                                                           12,000           14,500
                                                                          ----------------------------------
               Net interest income after provision for loan losses               1,144,600        1,065,920
Other income                                                                        91,865           56,664
                                                                          ----------------------------------
                                                                                 1,236,465        1,122,584
                                                                          ----------------------------------
Noninterest expense:
   Compensation and employee benefits                                              415,757          392,405
   Occupancy                                                                        30,765           26,392
   Equipment maintenance and expense                                                39,763           28,816
   Data processing and outside service fees                                         74,265           63,483
   Insurance                                                                        21,766           23,866
   Other                                                                           128,626          125,482
                                                                          ----------------------------------
                                                                                   710,942          660,444
                                                                          ----------------------------------
              Income before income taxes                                           525,523          462,140
                                                                          ----------------------------------
Income taxes:
   Current                                                                         218,593          192,304
   Deferred                                                                        (11,343)          (5,128)
                                                                          ----------------------------------
                                                                                   207,250          187,176
                                                                          ----------------------------------
              Net income                                                  $        318,273 $        274,964
                                                                          ==================================


Basic earnings per share                                                  $           0.37 $           0.32
                                                                          ==================================
Diluted earnings per share                                                $           0.34 $           0.29
                                                                          ==================================
Dividends per share                                                       $           0.20 $           0.20
                                                                          ==================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31, 1999 and 1998


                                                                                    1999            1998
----------------------------------------------------------------------------------------------------------
   Net income                                                               $      318,273  $      274,964
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                                  27,896          21,466
      Amortization of net premiums (discounts)                                       4,966             671
      Gain on sale of real estate acquired in settlement of loans                   (1,061)              -
      Deferred income taxes                                                        (11,343)         (5,128)
      Provision for loan losses                                                     12,000          14,500
      ESOP compensation expense credited to paid-in capital                         13,000          21,450
      Proceeds from sale of loans held for sale                                    640,500               -
      Changes in assets and liabilities:
        (Increase) decrease in:
           Accrued interest receivable                                             (52,489)         (8,317)
           Prepaid expenses and other assets                                      (105,039)        (43,887)
           Refundable income taxes                                                       -          78,066
        Increase (decrease) in:
           Accrued expenses and other liabilities                                  108,511         (25,090)
           Income taxes payable                                                          -         129,077
                                                                            --------------------------------
              Net cash provided by operating activities                            955,214         457,772
                                                                            --------------------------------
Cash Flows From Investing Activities
   Proceeds from sales or maturity of available for sale securities                500,000         500,000
   Proceeds from maturity of held to maturity securities                           192,923         511,943
   Purchase of available for sale securities                                    (1,729,089)       (500,000)
   Purchase of nonmarketable equity securities                                           -         (92,700)
   Net change in loans receivable                                               (3,159,851)     (2,112,675)
   Proceeds from sale of real estate acquired in settlement of loans                82,190               -
   Purchase of property and equipment                                             (212,516)        (42,705)
                                                                            --------------------------------
              Net cash used in investing activities                             (4,326,343)     (1,736,137)
                                                                            --------------------------------

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31, 1999 and 1998

                                                                                 1999              1998
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net increase in deposits                                                 $     2,404,990 $     9,361,461
   Increase in advance payments by borrowers
       for taxes and insurance                                                          207           5,491
   Cash dividends paid                                                             (172,786)       (171,091)
                                                                            --------------------------------
              Net cash provided by financing activities                           2,232,411       9,195,861
                                                                            --------------------------------
               Net increase (decrease) in cash and cash equivalents             (1,138,718)       7,917,496
Cash and cash equivalents:
   Beginning                                                                     11,670,541       5,632,789
                                                                            --------------------------------
   Ending                                                                   $    10,531,823 $    13,550,285
                                                                            ================================
Cash and cash equivalents:
   Interest-bearing                                                         $     9,860,474 $    12,891,504
   Noninterest-bearing                                                              671,349         658,781
                                                                            --------------------------------
                                                                            $    10,531,823 $    13,550,285
                                                                            ================================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                              $     1,420,816 $     1,319,784
                                                                            ================================
Supplemental Disclosures of Noncash Investing and Financial
      Activities:
        Transfer from loans to real estate acquired in settlement
            of loans                                                        $        81,129 $        33,086
                                                                            ================================
        Change in unrealized gain (loss) on available for sale
            securities, net of tax effect                                   $      (155,598)$        99,596
                                                                            ================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 KS Bancorp, Inc. annual report.

Note 2. Allowance for Loan Losses

The Bank's allowance for loan losses increased by the related provision charged to operations of $12,000 and $14,500 during the three month period ended March 31, 1999 and 1998, respectively. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at March 31, 1999 was $370,867 and the Bank's ratio of nonperforming assets to total assets was .20%.

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
                                                             1999       1998
                                                          ---------------------
Weighted average outstanding shares used for basic EPS      863,933    856,550
Plus incremental shares from assumed issuance
   of stock options                                          85,484    101,885
                                                          ---------------------
Weighted average outstanding shares used for diluted EPS    949,417    958,435
                                                          =====================

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 4. Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended March 31, 1999 and 1998
                                                             1999         1998
--------------------------------------------------------------------------------

Net income                                              $    318,273 $  274,964
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on available
       for sale securities arising during the period        (155,598)    99,596
                                                        ------------------------

              Comprehensive income                      $    162,675 $  374,560
                                                        ========================

Note 5. Stock Repurchase Plan

On February 24, 1999, the Company's Board of Directors adopted an amended and restated stock repurchase plan. Under the plan, the Company will be able to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions.

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

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the quarter ended March 31, 1999 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, KS Bank, Inc. (the Bank). This overview should be read in conjunction with the consolidated financial statements.

Overview of First Quarter Results

Total assets increased by $2.4 million during the three month period ended March 31, 1999 primarily as a result of an increase in the Bank's loan portfolio which was funded primarily through increased deposits of $2.4 million. Earnings for the period totaled approximately $318,000.

Loans increased by $3.1 million during the three month period ended March 31, 1999, primarily as a result of an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio. In addition, the Bank began originating loans to be sold on the secondary market during 1998. At December 31, 1998 there was $855,500 in loans held for sale. During the first quarter of 1999, the Bank sold $640,500 of those loans.

Investment securities and short-term interest-bearing deposits, increased slightly during the first quarter and amounted to $21.3 million at March 31, 1999. The market value of the Corporation's available for sale securities decreased by approximately $156,000 during the quarter, primarily as a result of movements in market interest rates. At March 31, 1999, the Corporation's available for sale portfolio had securities with unrealized gains of approximately $1,564,000. During the quarter, the Corporation received proceeds from sales and maturities of investments totaling $692,000, and purchased investments totaling approximately $1.7 million.

The Corporation's return on assets for the three month periods ended March 31, 1999 and 1998 on an annualized basis was .96% and .89%, respectively. The Corporation's return on equity for the three month periods ended March 31, 1999 and 1998 on an annualized basis was 8.10% and 7.42%, respectively.

During the first quarter, the Corporation paid a cash dividend of $ .20 a share, amounting to approximately $173,000. At March 31, 1999, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Net income for the three month periods ended March 31, 1999 and 1998 was $318,273 ($.34 per share fully-diluted ) and $274,964 ($.29 per share fully-diluted), respectively. Net interest income for the three month period ended March 31, 1999 was approximately $76,000 higher than the comparable period of 1998. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods, and a change in the mix of interest-earning assets favoring loans receivable instead of investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

Noninterest expense increased by approximately $50,000 during the three month period ended March 31, 1999 versus the comparable period in 1998. The primary reason for the overall increase was due to increased levels of compensation and other expenses associated with the operations of the new loan production office and full-service branch.

Asset Quality

Nonperforming assets, which consist of nonaccrual loans, amounted to approximately $272,000 and $291,000 at March 31, 1999 and December 31, 1998, respectively. The ratio of nonperforming assets to total assets at March 31, 1999 and December 31, 1998 was .21% and .22%, respectively. Based on management's analysis of the adequacy of its allowances at March 31, 1999, a provision for loan losses was made of $12,000 during the three months ended March 31, 1999. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The allowance for loan losses amounted to approximately $371,000 at March 31, 1999 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

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

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded such requirements at March 31, 1999 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

Capital Resources and Adequacy

KS Bancorp, Inc's stockholders' equity was $15.7 million, or 11.79% of total assets at March 31, 1999. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at March 31, 1999.

Year 2000 Problem. The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Bank and its operations may be affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Bank's direct control and with whom the Bank electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Bank could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

In addition, non-information technology systems, such as telephones and copiers may also contain embedded technology which controls its operation and which may be affected by the Year 2000 Problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to deal with the date 01/01/00 and may not be able to deal with operational 'cycles' such as 'do X every 100 days'. Thus, even non-information technology systems may affect the normal operations of the Bank upon the arrival of the Year 2000.

Under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Bank's products, services and competitive condition.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Year 2000 Problem (Continued)

In order to address the Year 2000 Problem and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers of the Bank has been formed to evaluate the effects that the upcoming Year 2000 could have on computer programs utilized by the Bank. The Bank's plan is divided into the five phases:

     (1) Awareness. Define the problem, obtain executive level support and develop an overall strategy. This phase was completed April 1998.

     (2) Assessment. Identify all systems and the criticality of the systems. This phase was completed April 1998.

     (3) Renovation. Program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase is in process with a scheduled completion date of May 1999.

     (4) Validation. Test and verify system changes and coordinate with outside parties. This phase is in process with a scheduled completion date of June 1999.

     (5) Implementation. Components certified as Year 2000 compliant and moved to production. This phase is in process with a scheduled completion date of July 1999.

Third party vendors provide the majority of software used by the Bank. All of the Bank's vendors are aware of the Year 2000 situation, and each has assured the Bank that it is currently working to have its software compliant by July 1999, and testing for the critical applications began in April 1998. This will enable the Bank to devote substantial time to the testing to the upgraded systems prior to the arrival of the millennium. The Bank utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Bank with a software version which has been certified to be Year 2000 compliant. Testing by the Bank is underway to verify compliance for its application and usage. The Bank presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing an adverse impact on the operations of the Bank. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Problem could have an impact on the operations of the Bank.

In addition, implementing, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Year 2000 Problem (Continued)

compliance, and any resulting costs for developing and implementing contingency plans. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Bank has spent approximately $27,000 on Year 2000 related costs to date and estimates that it will spend an additional $2,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Bank does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Bank's systems, would not have material adverse effect on the Bank.

The costs of the project and the date on which the Bank plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


                     Impact of Inflation and Changing Prices

The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of KS Bancorp are primarily monetary in nature and changes in interest rates have a greater impact on KS Bancorp's performance than do the effects of inflation.

KS BANCORP, INC. AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

The Bank has not experienced any substantive change in it's portfolio risk during the 3 month period ended March 31, 1999.

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

                  Not applicable

        Item 5.   Other Information

                  Not applicable

        Item 6.   Exhibits and Reports on Form 8-K

                  (a) 27 - Financial Data Schedule

                  (b) A Form 8-K was filed on February 24, 1999 to amend and restate the stock repurchase plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KS Bancorp, Inc.

         Dated                                  By: /s/ Harold T. Keen
              -------------------                   -----------------------
                                                    Harold T. Keen
                                                    President and CEO

         Dated                                  By: /s/ Helen B. Pollock
              -------------------                   -----------------------
                                                    Helen B. Pollock
                                                    Treasurer