Form 10-Q
period 1999-06-30
KS BANCORP INC
filed 1999-08-16
CIK 912764

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1999
                                    ----------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

Indicate by check 3 whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No_________
                                            ---

As of August 10, 1999 there were issued and outstanding 886,733 shares of the Registrant's common stock, no par value.

                        KS Bancorp, Inc. and Subsidiary

                                   CONTENTS


PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----
  Item 1. Condensed Financial Statements

     Consolidated statements of financial condition at June 30, 1999
     (Unaudited) and December 31, 1998                                       1-2

     Consolidated statements of income for the six months ended
     June 30, 1999 and June 30, 1998 (Unaudited)                             3-4

     Consolidated statements of cash flows for the six months ended
     June 30, 1999 and June 30, 1998 (Unaudited)                             5-6

     Notes to consolidated financial statements                              7-9

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10-14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  16

  Item 2.  Changes in Securities and Use of Proceeds                          16

  Item 3.  Defaults upon Senior Securities                                    16

  Item 4.  Submission of Matters to a Vote of Security Holders                16

  Item 5.  Other Information                                                  16

  Item 6.  Exhibits and Reports on Form 8-K                                   16

  Signatures                                                                  17

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1999 and December 31, 1998

                                                                     June 30,              December 31,
ASSETS                                                                1999                    1998
---------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Cash and short-term cash investments:
  Interest-bearing                                                $     8,411,072       $    11,150,780
  Noninterest-bearing                                                     735,569               519,761
Investment securities:
  Held to maturity, at cost                                             1,166,645             1,530,015
  Available for sale, at fair value                                    10,886,005             7,590,856
  FHLB stock and other nonmarketable equity securities                    877,000               879,500
Loans receivable, net
  Held for investment                                                 109,794,608           105,335,147
  Held for sale, at cost                                                   70,000               855,500
Accrued interest receivable                                               827,394               716,796
Property and equipment, net                                             2,473,084             2,138,798
Prepaid expenses and other assets                                         359,502               175,327
                                                                  ---------------------------------------
           Total Assets                                           $   135,600,879       $   130,892,480
                                                                  =======================================

                                                                              June 30,             December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                            1999                  1998
------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Liabilities:
  Deposits                                                               $   112,726,599          $  107,934,224
  Advances from Federal Home Loan Bank                                         6,000,000               6,000,000
  Accounts payable and accrued expenses                                          244,226                 284,295
  Advance payments by borrowers for taxes and insurance                           86,615                  52,341
  Deferred income taxes                                                          745,841                 905,897
  Income taxes payable                                                            19,266
                                                                         ----------------------------------------
          Total liabilities                                                  119,822,547             115,176,757
                                                                         ----------------------------------------
Stockholders' equity:
  Preferred stock, no par value, authorized 5,000,000 shares;
    none issued
  Common stock, no par value, authorized 20,000,000 shares;
    issued and outstanding 886,733 in 1999 and 888,633 in 1998
  Additional paid-in capital                                                   5,308,002               5,317,502
  Unearned ESOP shares                                                          (195,000)               (195,000)
  Accumulated other comprehensive income                                         898,486               1,125,392
  Retained earnings, substantially restricted                                  9,766,844               9,467,829
                                                                         ----------------------------------------
            Total stockholders' equity                                        15,778,332              15,715,723
                                                                         ----------------------------------------
            Total liabilities and stockholders' equity                   $   135,600,879          $  130,892,480
                                                                         ========================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30, 1999 and 1998

                                                                        1999               1998
----------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                            $   2,364,475     $    2,200,532
  Investment securities                                                  134,529            145,418
  Mortgage-backed securities                                              40,803             19,569
  Interest-bearing deposits                                               93,022            164,510
                                                                   ---------------------------------
            Total interest income                                      2,632,829          2,530,029
Interest expense:
  Deposits                                                             1,342,326          1,332,405
  Borrowings                                                              88,208            121,573
                                                                   ---------------------------------
            Total interest expense                                     1,430,534          1,453,978
                                                                   ---------------------------------
            Net interest income                                        1,202,295          1,076,051
Provision for loan losses                                                 20,000              5,000
                                                                   ---------------------------------
            Net interest income after provision for loan losses        1,182,295          1,071,051
Other income                                                              94,403             66,370
                                                                   ---------------------------------
                                                                       1,276,698          1,137,421
                                                                   ---------------------------------
Noninterest expense:
  Compensation and employee benefits                                     441,510            374,123
  Occupancy                                                               28,010             29,161
  Equipment maintenance and expense                                       36,344             27,352
  Data processing and outside service fees                                71,863             61,537
  Insurance                                                               21,766             23,866
  Other                                                                  147,178            110,361
                                                                   ---------------------------------
                                                                         746,671            626,400
                                                                   ---------------------------------
            Income before income taxes                                   530,027            511,021
                                                                   ---------------------------------
Income taxes:
  Current                                                                218,004            189,481
  Deferred                                                               (14,252)            (4,104)
                                                                   ---------------------------------
                                                                         203,752            185,377
                                                                   ---------------------------------
            Net income                                             $     326,275     $      325,644
                                                                   =================================

Basic earnings per share                                           $        0.38     $         0.38
                                                                   =================================
Diluted earnings per share                                         $        0.34     $         0.34
                                                                   =================================
Dividends per share                                                $        0.20     $         0.20
                                                                   =================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended June 30, 1999 and 1998

                                                                             1999                   1998
-------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                           $          4,674,504      $       4,358,564
  Investment securities                                                        250,808                268,112
  Mortgage-backed securities                                                    74,559                 39,354
  Interest-bearing deposits                                                    208,600                270,275
                                                                ---------------------------------------------
       Total interest income                                                 5,208,471              4,936,305
Interest expense:
  Deposits                                                                   2,674,130              2,536,688
  Borrowings                                                                   175,446                243,146
                                                                ---------------------------------------------
       Total interest expense                                                2,849,576              2,779,834
                                                                ---------------------------------------------
       Net interest income                                                   2,358,895              2,156,471
Provision for loan losses                                                       32,000                 19,500
                                                                ---------------------------------------------
       Net interest income after provision for loan losses                   2,326,895              2,136,971
Other income                                                                   186,268                123,034
                                                                ---------------------------------------------
                                                                             2,513,163              2,260,005
                                                                ---------------------------------------------
Noninterest expense:
  Compensation and employee benefits                                           857,267                766,528
  Occupancy                                                                     58,775                 55,553
  Equipment maintenance and expense                                             76,107                 56,168
  Data processing and outside service fees                                     146,128                125,020
  Insurance                                                                     43,532                 47,732
  Other                                                                        275,804                235,843
                                                                ---------------------------------------------
                                                                             1,457,613              1,286,844
                                                                ---------------------------------------------
       Income before income taxes                                            1,055,550                973,161
                                                                ---------------------------------------------
Income taxes:
  Current                                                                      436,597                381,785
  Deferred                                                                     (25,595)                (9,232)
                                                                ---------------------------------------------
                                                                               411,002                372,553
                                                                ---------------------------------------------
       Net income                                                 $            644,548      $         600,608
                                                                =============================================

Basic earnings per share                                          $               0.75      $            0.70
                                                                =============================================
Diluted earnings per share                                        $               0.68      $            0.63
                                                                =============================================
Dividends per share                                               $               0.40      $            0.40
                                                                =============================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30, 1999 and 1998

                                                                                            1999                  1998
-------------------------------------------------------------------------------------------------------------------------
 Net income                                                                          $      644,548       $       600,608
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                                              56,007                48,856
   Amortization of net premiums (discounts)                                                   9,522                 1,298
   Gain on sale of real estate acquired in settlement of loans                               (1,061)
   Deferred income taxes                                                                    (25,595)               (9,232)
   Provision for loan losses                                                                 32,000                19,500
   ESOP compensation expense credited to paid-in capital                                     26,000                39,650
   Originations of loans held for sale                                                      (70,000)
   Proceeds from sale of loans held for sale                                                855,500
   Changes in assets and liabilities:
     (Increase) decrease in:
        Accrued interest receivable                                                        (110,598)              (52,035)
        Prepaid expenses and other assets                                                  (183,874)             (340,627)
        Refundable income taxes                                                                                    78,066
     Increase (decrease) in:
        Accrued expenses and other liabilities                                              (40,069)              (38,227)
        Income taxes payable                                                                 19,266                10,505
                                                                               ------------------------------------------
          Net cash provided by operating activities                                       1,211,646               358,362
                                                                               ------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sales or maturity of available for sale securities                        1,000,000               500,000
  Proceeds from maturity of held to maturity securities                                                         1,027,616
  Repayments on mortgage-backed securities                                                  426,421
  Purchase of available for sale securities                                              (4,729,089)           (2,500,000)
  (Purchase) sale of nonmarketable equity securities                                          2,500               (92,700)
  Net change in loans receivable                                                         (4,572,590)           (6,103,348)
  Proceeds from sale of real estate acquired in settlement of loans                          82,190
  Purchase of property and equipment                                                       (390,294)              (90,454)
                                                                               ------------------------------------------
          Net cash used in investing activities                                          (8,180,862)           (7,258,886)
                                                                               ------------------------------------------

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30, 1999 and 1998

                                                                                             1999                  1998
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Net increase in deposits                                                          $         4,792,375     $      13,756,479
 Increase in advance payments by borrowers
    for taxes and insurance                                                                     34,274                42,873
 Repurchase of common stock shares                                                             (35,500)
 Cash dividends paid                                                                          (345,833)             (343,078)
                                                                                 -------------------------------------------
       Net cash provided by financing activities                                             4,445,316            13,456,274
                                                                                 -------------------------------------------
       Net increase (decrease) in cash and cash equivalents                                 (2,523,900)            6,555,750
Cash and cash equivalents:
 Beginning                                                                                  11,670,541             5,632,789
                                                                                 -------------------------------------------
 Ending                                                                            $         9,146,641     $      12,188,539
                                                                                 ===========================================

Cash and cash equivalents:
 Interest-bearing                                                                  $         8,411,072     $      11,219,725
 Noninterest-bearing                                                                           735,569               968,814
                                                                                 -------------------------------------------
                                                                                   $         9,146,641     $      12,188,539
                                                                                 ===========================================

Supplemental Disclosures of Cash Flow Information
 Cash payments for:
   Interest                                                                        $         2,851,535     $       2,772,307
                                                                                 ===========================================
   Taxes                                                                           $           418,817     $         310,091
                                                                                 ===========================================

Supplemental Disclosures of Noncash Investing and Financial
   Activities:
     Transfer from loans to real estate acquired in settlement
        of loans                                                                   $            81,129     $               -
                                                                                 ===========================================
     Change in unrealized gain (loss) on available for sale
       securities, net of tax effect                                               $          (226,906)    $          88,661
                                                                                 ===========================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 KS Bancorp, Inc. annual report.


Note 2.  Allowance for Loan Losses

The Bank's allowance for loan losses increased by the related provision charged to operations of $20,000 and $12,000 during the three and six month periods ended June 30, 1999. The provision for the same three and six month periods ended June 30, 1998 was $5,000 and $19,500, respectively. The Bank did not incur any loan charge-offs or recoveries during these periods. The allowance at June 30, 1999 was $390,867 and the Bank's ratio of nonperforming assets to total assets was .47%.


Note 3.   Earnings Per Share (EPS)

The Bank adopted Statement of Financial Accounting Standard (SFAS) No. 128 during the year ended December 31, 1997. This statement requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. There were no adjustments required to net income for all periods presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the three and six month periods are as follows:

Three months ended:
                                                                     1999             1998
                                                                ----------------------------
Weighted average outstanding shares used for basic EPS             864,811          859,966
Plus incremental shares from assumed issuance
   of stock options                                                 85,463          101,365
                                                                ----------------------------
Weighted average outstanding shares used for diluted EPS           950,274          961,331
                                                                ----------------------------

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 3.     Earnings Per Share (EPS) (Continued)

Six months ended:
                                                                         1999             1998
                                                                    ----------------------------
Weighted average outstanding shares used for basic EPS                 864,374          858,268
Plus incremental shares from assumed issuance
   of stock options                                                     85,474          100,912
                                                                    ----------------------------
Weighted average outstanding shares used for diluted EPS               949,848          959,180
                                                                    ============================

Note 3.   Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended June 30, 1999 and 1998
                                                                          1999              1998
-----------------------------------------------------------------------------------------------------
Net income                                                            $   326,275      $     325,644
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on available for sale
       securities arising during the period                               (71,308)           (10,935)
                                                                      -------------------------------

              Comprehensive income                                    $   254,967      $     314,709
                                                                      ===============================

Six Months Ended June 30, 1999 and 1998
                                                                        1999              1998
--------------------------------------------------------------------------------------------------
Net income                                                          $   644,548      $   600,608
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on available for sale
       securities arising during the period                            (226,906)          88,661
                                                                    ------------------------------

              Comprehensive income                                  $   417,642      $   689,269
                                                                    ==============================

KS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 5.   Stock Repurchase Plan

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

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the quarter and six months ended June 30, 1999 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, KS Bank, Inc. (the Bank). This overview should be read in conjunction with the consolidated financial statements.

Overview of Results

Total assets increased by $4.8 million during the six month period ended June 30, 1999 primarily as a result of an increase in the Bank's loan portfolio which was funded primarily through increased deposits of $4.8 million. Earnings for the period totaled approximately $645,000.

Loans increased by $1.4 million during the three month period ended June 30, 1999, primarily as a result of an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio. In addition, the Bank began originating loans to be sold on the secondary market during 1998. At December 31, 1998 there was $855,500 in loans held for sale. During the second quarter of 1999, the Bank sold all of those loans and held $70,000 for sale at June 30, 1999.

Investment securities and short-term interest-bearing deposits, increased slightly during the second quarter and amounted to $21.3 million at June 30, 1999. The market value of the Corporation's available for sale securities decreased by approximately $71,000 during the quarter, primarily as a result of movements in market interest rates. At June 30, 1999, the Corporation's available for sale portfolio had securities with unrealized gains of approximately $1,449,000. During the quarter, the Corporation received proceeds from sales and maturities of investments totaling $731,000, and purchased investments totaling approximately $3.0 million.

The Corporation's annualized return on assets for the three and six month periods ended, June 30, 1999 was .96% and .95%, respectively. For the same periods in 1998, the annualized return was 1.02% and .94%, respectively. The Corporation's annualized return on equity for the three and six month periods ended June 30, 1999 was 8.27% and 8.17%, respectively, compared to 8.69% and 8.01% for the same periods in 1998.

During the second quarter, the Corporation paid a cash dividend of $.20 a share, amounting to approximately $173,000. At June 30, 1999, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Net income for the three and six month periods ended June 30, 1999 was $326,275 ($.34 per share fully-diluted ) and $644,548 ($.68 per share fully-diluted), respectively. Net interest income for the three month period ended June 30, 1999 was approximately $126,000 higher than the comparable period of 1998. For the six months period ended June 30, 1999, net interest income amounted to approximately $2,359,000, an increase of $203,000 from the approximately $2,156,000 reported for the six months ended June 30, 1998. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods, and a change in the mix of interest-earning assets favoring loans receivable instead of investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

Noninterest expense increased by approximately $120,000 during the three month period ended June 30, 1999 versus the comparable period in 1998. For the six months period ended June 30, 1999, noninterest expense amounted to approximately $1,458,000, an increase of $171,000 from the approximately $1,287,000 reported for the six months ended June 30, 1998. The primary reason for the overall increase was due to increased levels of compensation and other expenses associated with the operations of the new loan production office and full-service branch.

Asset Quality

Nonperforming assets, which consist of nonaccrual loans, amounted to approximately $640,000 and $291,000 at June 30, 1999 and December 31, 1998, respectively. The ratio of nonperforming assets to total assets at June 30, 1999 and December 31, 1998 was .47% and .22%, respectively. Based on management's analysis of the adequacy of its allowances at June 30, 1999, a provision for loan losses was made of $32,000 during the six months ended June 30, 1999. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The allowance for loan losses amounted to approximately $391,000 at June 30, 1999 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

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

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded such requirements at June 30, 1999 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

Capital Resources and Adequacy

KS Bancorp, Inc's stockholders' equity was $15.8 million, or 11.64% of total assets at June 30, 1999. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division. The Bank was substantially in excess of all such capital requirements at June 30, 1999.

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

     (3) Renovation. Program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase was completed May 1999.

     (4) Validation. Test and verify system changes and coordinate with outside parties. This phase was completed June 1999.

     (5) Implementation. Components certified as Year 2000 compliant and moved to production. This phase was completed July 1999.

Third party vendors provide the majority of software used by the Bank. All of the Bank's vendors are aware of the Year 2000 situation, and each has assured the Bank that it is currently working to have its software compliant by July 1999, and testing for the critical applications began in April 1998. This will enable the Bank to devote substantial time to the testing to the upgraded systems prior to the arrival of the millennium. The Bank utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Bank with a software version which has been certified to be Year 2000 compliant. Testing by the Bank is underway to verify compliance for its application and usage. The Bank presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing an adverse impact on the operations of the Bank. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Problem could have an impact on the operations of the Bank. As a result, a contingency plan has been developed. As part of that plan, the Bank has developed and tested two different potential situations, operating without electricity and operating with electricity without computers. The Bank has created forms and run tests assuming the above and feels they can operate for 5 days without electricity and 30 days with electricity but without computers.

KS BANCORP, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Year 2000 Problem (Continued)

In addition, implementing, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Bank has spent approximately $31,000 on Year 2000 related costs to date and estimates that it will spend an additional $4,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Bank does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Bank's systems, would not have material adverse effect on the Bank.

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

KS BANCORP, INC. AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

The Bank has not experienced any substantive change in it's portfolio risk during the six month period ended June 30, 1999.

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

                  Not applicable

        Item 3.   Defaults Upon Senior Securities

                  Not applicable

        Item 4.   Submission of Matters to a Vote of Security Holders

                  On May 4, 1999, the annual meeting of stockholders was held to consider and vote upon the election of three directors of the Company, and to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending December 31, 1999. All items were approved by the stockholders as shown below:

                   Vote concerning the election of directors of the Company:

                                          For      Withheld      Total
                                     -----------------------------------
                   Harold T. Keen       745,513      1,941      747,454
                   Ralph Scott, Jr.     740,313      7,141      747,454
                   Gordon Woodruff      744,980      2,474      747,454

                   Vote concerning ratification of McGladrey & Pullen, LLP as independent auditors for the year ended December 31, 1999:

                                          For      Withheld      Total
                                     -----------------------------------
                                        746,312      1,142      747,454

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

                                                  KS Bancorp, Inc.

     Dated  8-12-99                         By:   /s/ Harold T. Keen
           ----------                             --------------------------
                                                  Harold T. Keen
                                                  President and CEO

     Dated  8-12-99                         By:   /s/ Helen B. Pollock
           ----------                             --------------------------
                                                  Helen B. Pollock
                                                  Treasurer