Form 10-Q
period 1999-09-30
KS BANCORP INC
filed 1999-11-15
CIK 912764

                                 UNITED  STATES
                      SECURITIES AND  EXCHANGE  COMMISSION
                             Washington  D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1999
                                    --------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

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

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____________

As of November 10, 1999 there were issued and outstanding 872,433 shares of the Registrant's common stock, no par value.

                        KS Bancorp, Inc. and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                            Pages
                                                                          -----

   Item 1.  Condensed Financial Statements

     Consolidated statements of financial condition at September
     30, 1999 (Unaudited) and December 31, 1998                             1-2

     Consolidated statements of income for the three months ended
     September 30, 1999 and September 30, 1998 (Unaudited)

     Consolidated statements of income for the nine months ended
     September 30, 1999 and September 30, 1998 (Unaudited)                  3-4

     Consolidated statements of cash flows for the nine months ended
     September 30, 1999 and September 30, 1998 (Unaudited)                  5-6

     Notes to consolidated financial statements                             7-9

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10-14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                16

   Item 2.  Changes in Securities and Use of Proceeds                        16

   Item 3.  Defaults upon Senior Securities                                  16

   Item 4.  Submission of Matters to a Vote of Security Holders              16

   Item 5.  Other Information                                                16

   Item 6.  Exhibits and Reports on Form 8-K                                 16

   Signatures                                                                17

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1999 and December 31, 1998

                                                                   September 30,      December 31,
Assets                                                                1999                1998
--------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Cash and short-term cash investments:
 Interest-bearing                                              $    6,056,615   $     11,150,780
 Noninterest-bearing                                                  861,809            519,761
Investment securities:
 Held to maturity, at cost                                          1,160,746          1,530,015
 Available for sale, at fair value                                 11,154,462          7,590,856
 FHLB stock and other nonmarketable equity securities                 877,000            879,500
Loans receivable, net
 Held for investment                                              113,370,043        105,335,147
 Held for sale, at cost                                                95,000            855,500
Accrued interest receivable                                           878,095            716,796
Property and equipment, net                                         2,522,289          2,138,798
Prepaid expenses and other assets                                     285,399            175,327
                                                             -------------------------------------
       Total Assets                                          $    137,261,458   $    130,892,480
                                                             =====================================


                                                                        September 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         1999                 1998
------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Liabilities:
 Deposits                                                          $     114,520,315   $     107,934,224
 Advances from Federal Home Loan Bank                                      6,000,000           6,000,000
 Accounts payable and accrued expenses                                       309,161             284,295
 Advance payments by borrowers for taxes and insurance                       100,440              52,341
 Deferred income taxes                                                       676,180             905,897
 Income taxes payable                                                         11,667                  --
                                                                   -----------------------------------------
       Total liabilities                                                 121,617,763         115,176,757
                                                                   -----------------------------------------
Stockholders' equity:
 Preferred stock, no par value, authorized 5,000,000 shares;
   none issued                                                                    --                  --
 Common stock, no par value, authorized 20,000,000 shares;
   issued and outstanding 872,433 in 1999 and 888,633 in 1998                     --                  --
 Additional paid-in capital                                                5,061,802           5,317,502
 Unearned ESOP shares                                                       (195,000)           (195,000)
 Accumulated other comprehensive income                                      808,630           1,125,392
 Retained earnings, substantially restricted                               9,968,263           9,467,829
                                                                   -----------------------------------------
       Total stockholders' equity                                         15,643,695          15,715,723
                                                                   -----------------------------------------
       Total liabilities and stockholders' equity                  $     137,261,458   $     130,892,480
                                                                   =========================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended September 30, 1999 and 1998

                                                                  1999               1998
-------------------------------------------------------------------------------------------------------
Interest and dividend income:
 Loans                                                            $      2,391,491   $      2,309,257
 Investment securities                                                     149,044            144,310
 Mortgage-backed securities                                                 36,720             19,229
 Interest-bearing deposits                                                  91,438            122,035
                                                                  -------------------------------------
       Total interest income                                             2,668,693          2,594,831
Interest expense:
 Deposits                                                                1,353,075          1,361,346
 Borrowings                                                                 87,451             98,908
                                                                  -------------------------------------
       Total interest expense                                            1,440,526          1,460,254
                                                                  -------------------------------------
       Net interest income                                               1,228,167          1,134,577
Provision for loan losses                                                       --             14,000
                                                                  -------------------------------------
        Net interest income after provision for loan losses              1,228,167          1,120,577
Other income                                                                79,948             73,566
                                                                  -------------------------------------
                                                                         1,308,115          1,194,143
                                                                  -------------------------------------
Noninterest expense:
 Compensation and employee benefits                                        451,287            397,492
 Occupancy                                                                  31,169             29,330
 Equipment maintenance and expense                                          44,904             41,687
 Data processing and outside service fees                                   76,572             56,436
 Insurance                                                                  21,766             23,866
 Other                                                                     114,798             84,595
                                                                  -------------------------------------
                                                                           740,496            633,406
                                                                  -------------------------------------
       Income before income taxes                                          567,619            560,737
                                                                  -------------------------------------
Income taxes:
 Current                                                                   203,451            208,564
 Deferred                                                                   (9,978)              (321
                                                                  -------------------------------------
                                                                           193,473            208,243
                                                                  -------------------------------------
       Net income                                                 $        374,146   $        352,494
                                                                  =====================================

Basic earnings per share                                          $           0.43   $           0.41
                                                                  =====================================
Diluted earnings per share                                        $           0.39   $           0.37
                                                                  =====================================
Dividends per share                                               $           0.20   $           0.20
                                                                  =====================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC.  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended September 30, 1999 and 1998

                                                                        1999               1998
-------------------------------------------------------------------------------------------------------
Interest and dividend income:
 Loans                                                            $      7,065,995   $      6,667,821
 Investment securities                                                     399,852            412,422
 Mortgage-backed securities                                                111,279             58,583
 Interest-bearing deposits                                                 300,038            392,310
                                                                  -------------------------------------
       Total interest income                                             7,877,164          7,531,136
Interest expense:
 Deposits                                                                4,027,205          3,898,034
 Borrowings                                                                262,897            342,054
                                                                  -------------------------------------
       Total interest expense                                            4,290,102          4,240,088
                                                                  -------------------------------------
       Net interest income                                               3,587,062          3,291,048
Provision for loan losses                                                   32,000             33,500
                                                                  -------------------------------------
        Net interest income after provision for loan losses              3,555,062          3,257,548
Other income                                                               266,216            196,600
                                                                  -------------------------------------
                                                                         3,821,278          3,454,148
                                                                  -------------------------------------
Noninterest expense:
 Compensation and employee benefits                                      1,308,554          1,164,020
 Occupancy                                                                  89,944             84,883
 Equipment maintenance and expense                                         121,011             97,855
 Data processing and outside service fees                                  222,700            181,456
 Insurance                                                                  65,298             71,598
 Other                                                                     390,602            320,438
                                                                  -------------------------------------
                                                                         2,198,109          1,920,250
                                                                  -------------------------------------
       Income before income taxes                                        1,623,169          1,533,898
                                                                  -------------------------------------
Income taxes:
 Current                                                                   640,048            590,349
 Deferred                                                                  (35,573)            (9,553
                                                                  -------------------------------------
                                                                           604,475            580,796
                                                                  -------------------------------------
       Net income                                                 $      1,018,694   $        953,102
                                                                  =====================================

Basic earnings per share                                          $           1.18   $           1.11
                                                                  =====================================
Diluted earnings per share                                        $           1.07   $           1.00
                                                                  =====================================
Dividends per share                                               $           0.60   $           0.60
                                                                  =====================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 1999 and 1998

                                                                            1999                 1998
------------------------------------------------------------------------------------------------------------
 Net income                                                         $        1,018,694   $         953,102
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                                106,745              72,080
   Amortization of net premiums (discounts)                                     19,816               1,914
   Gain on sale of real estate acquired in settlement of loans                  (1,061)
   Deferred income taxes                                                       (35,573)             (9,553)
   Provision for loan losses                                                    32,000              33,500
   ESOP compensation expense credited to paid-in capital                        40,563              53,300
   Originations of loans held for sale                                         (95,000)
   Issuance of shares for stock options credited to paid-in                         --                 750
    capital
   Proceeds from sale of loans held for sale                                   855,500                  --
   Changes in assets and liabilities:
    (Increase) decrease in:
      Accrued interest receivable                                             (161,299)           (107,945)
      Prepaid expenses and other assets                                       (110,072)           (126,293)
      Refundable income taxes                                                       --              78,066
    Increase (decrease) in:
      Accrued expenses and other liabilities                                    24,866              (2,024)
      Income taxes payable                                                      11,667              20,070
                                                                    ----------------------------------------
        Net cash provided by operating activities                            1,706,846             966,967
                                                                    ----------------------------------------
Cash Flows From Investing Activities
 Proceeds from sales or maturity of available for sale securities            1,000,000             500,000
 Proceeds from maturity of held to maturity securities                              --           1,000,000
 Repayments on mortgage-backed securities                                      504,030              49,110
 Purchase of available for sale securities                                  (5,229,089)         (2,500,000)
 (Purchase) sale of nonmarketable equity securities                              2,500             (92,700)
 Net change in loans receivable                                             (8,148,025)         (7,733,060)
 Proceeds from sale of real estate acquired in settlement of loans              82,190
 Purchase of property and equipment                                           (490,236)           (102,061)
                                                                    ----------------------------------------
        Net cash used in investing activities                              (12,278,630)         (8,878,711)
                                                                    ----------------------------------------

KS BANCORP, INC.  AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30, 1999 and 1998

                                                                           1999                 1998
-------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Net increase in deposits                                           $     6,586,091   $    15,751,989
 Advance from Federal Home Loan Bank                                                       (2,000,000)
 Increase in advance payments by borrowers
    for taxes and insurance                                                  48,099            55,207
 Repurchase of common stock shares                                         (296,263)               --
 Cash dividends paid                                                       (518,260)         (515,344)
                                                                    -----------------------------------
       Net cash provided by financing activities                          5,819,667        13,291,852
                                                                    -----------------------------------
       Net increase (decrease) in cash and cash equivalents              (4,752,117)        5,380,108
Cash and cash equivalents:
 Beginning                                                               11,670,541         5,632,789
                                                                    -----------------------------------
 Ending                                                             $     6,918,424   $    11,012,897
                                                                    ===================================

Cash and cash equivalents:
 Interest-bearing                                                   $     6,056,615   $    10,368,824
 Noninterest-bearing                                                        861,809           644,073
                                                                    -----------------------------------
                                                                    $     6,918,424   $    11,012,897
                                                                    ===================================

Supplemental Disclosures of Cash Flow Information
 Cash payments for:
   Interest                                                         $     4,305,963   $     4,236,401
                                                                    ===================================
   Taxes                                                            $       632,817   $       509,091
                                                                    ===================================

Supplemental Disclosures of Noncash Investing and Financial
   Activities:
    Change in unrealized gain (loss) on available for sale
        securities, net of tax effect                               $       316,762   $       168,069
                                                                    ===================================

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1.      Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at December 31, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 KS Bancorp, Inc. annual report.

Note 2.      Allowance for Loan Losses

The Bank's allowance for loan losses increased by the related provision charged to operations of $0 and $32,000 during the three and nine month periods ended September 30, 1999. The provision for the same three and nine month periods ended September 30, 1998 was $14,000 and $33,500, respectively. The Bank incurred minimal loan charge-offs or recoveries during these periods. The allowance at September 30, 1999 was $391,720 and the Bank's ratio of nonperforming assets to total assets was .23%.

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

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 3.  Earnings Per Share (EPS) (Continued)

The basic and diluted weighted average shares outstanding for the three and nine month periods are as follows:

Three months ended:

                                                                       1999              1998
                                                                  -----------------------------
Weighted average outstanding shares used for basic EPS                860,568           861,333
Plus incremental shares from assumed issuance
 of stock options                                                      87,413            94,667
                                                                  -----------------------------
Weighted average outstanding shares used for diluted EPS              947,981           956,000
                                                                  =============================
Nine months ended:
                                                                       1999              1998
                                                                  -----------------------------
Weighted average outstanding shares used for basic EPS                863,092           859,301
Plus incremental shares from assumed issuance
 of stock options                                                      86,122            97,381
                                                                  -----------------------------
Weighted average outstanding shares used for diluted EPS              949,214           956,682
                                                                  =============================

Note 4.   Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 1999 and 1998

                                                                        1999             1998
-------------------------------------------------------------------------------------------------
Net income                                                        $      374,146   $      352,494
Other comprehensive income, net of tax:
 Unrealized holding gains (losses) on available for sale
    securities arising during the period                                 (89,856)          79,408
                                                                ---------------------------------

       Comprehensive income                                       $      284,290   $      431,902
                                                                =================================

KS BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 4.       Consolidated Statements of Comprehensive Income (Unaudited)
(Continued)

Nine Months Ended September 30, 1999 and 1998

                                                                         1999               1998
-----------------------------------------------------------------------------------------------------
Net income                                                        $      1,018,694   $        953,102
Other comprehensive income, net of tax:
 Unrealized holding gains (losses) on available for sale
    securities arising during the period                                  (316,762)           168,069
                                                                -------------------------------------

       Comprehensive income                                       $        701,932   $      1,121,171
                                                                =====================================

Note 5.    Stock Repurchase Plan
On February 24, 1999, the Company's Board of Directors adopted an amended and restated stock repurchase plan. Under the plan, the Company will be able to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions.

KS BANCORP,INC. AND SUBSIDIARY

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

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the quarter and nine months ended September 30, 1999 of KS Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, KS Bank, Inc. (the Bank). This overview should be read in conjunction with the consolidated financial statements.

Overview of Results

Total assets increased by $6.4 million during the nine month period ended September 30, 1999 primarily as a result of an increase in the Bank's loan portfolio which was funded primarily through increased deposits of $6.6 million. Earnings for the nine month period totaled approximately $1,019,000.

Loans increased by $3.6 million during the three month period ended September 30, 1999, primarily as a result of an increase in loan originations during the quarter brought about by a continued strong loan demand in the Bank's primary lending areas. The Bank originated these loans for its portfolio. In addition, the Bank began originating loans to be sold on the secondary market during 1998. At December 31, 1998 there was $855,500 in loans held for sale. During 1999, the Bank sold all of those loans and held $95,000 for sale at September 30, 1999.

Investment securities and short-term interest-bearing deposits, decreased slightly during the third quarter and amounted to $19.3 million at September 30, 1999. The market value of the Corporation's available for sale securities decreased by approximately $90,000 during the quarter, primarily as a result of movements in market interest rates. At September 30, 1999, the Corporation's available for sale portfolio had securities with unrealized gains of
approximately $1,336,000.   During the quarter, the Corporation received
proceeds from sales and maturities of investments totaling $78,000, and purchased investments totaling approximately $500,000.

The Corporation's annualized return on assets for the three and nine month periods ended, September 30, 1999 was 1.09% and .99%, respectively. For the same periods in 1998, the annualized return was 1.10% and .99%, respectively. The Corporation's annualized return on equity for the three and nine month periods ended September 30, 1999 was 9.49% and 8.61%, respectively, compared to 9.40% and 8.48% for the same periods in 1998.

During each of the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, the Corporation paid a cash dividend of $.20 a share, amounting to approximately $173,000, respectively. At September 30, 1999, the Corporation and the Bank's capital was significantly in excess of regulatory capital requirements.

KS BANCORP,INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Net income for the three and nine month periods ended September 30, 1999 was $374,146 ($.39 per share fully-diluted ) and $1,018,694 ($1.07 per share fully-diluted), respectively. Net interest income for the three month period ended September 30, 1999 was approximately $94,000 higher than the comparable period of 1998. For the nine months period ended September 30, 1999, net interest income amounted to approximately $3,587,000, an increase of $296,000 from the approximately $3,291,000 reported for the nine months ended September 30, 1998. The increase in net interest income is primarily attributable to a small increase in the interest rate spread in effect during the periods, and a change in the mix of interest-earning assets favoring loans receivable instead of investment securities. The yield on loans receivable is typically higher than the yield on investment securities.

Noninterest expense increased by approximately $107,000 during the three month period ended September 30, 1999 versus the comparable period in 1998. For the nine months period ended September 30, 1999, noninterest expense amounted to approximately $2,198,000, an increase of $278,000 from the approximately $1,920,000 reported for the nine months ended September 30, 1998. The primary reason for the overall increase was due to increased levels of compensation and other expenses associated with the operations of the new full-service branch.

Asset Quality

Nonperforming assets, which consist of nonaccrual loans, amounted to approximately $309,000 and $291,000 at September 30, 1999 and December 31, 1998, respectively. The ratio of nonperforming assets to total assets at September 30, 1999 and December 31, 1998 was .23% and .22%, respectively. Based on management's analysis of the adequacy of its allowances at September 30, 1999, a provision for loan losses was made of $32,000 during the nine months ended September 30, 1999. Provisions which are charged to operations, and the resulting loan loss allowances are amounts the Bank's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions.

The allowance for loan losses amounted to approximately $392,000 at September 30, 1999 and is considered adequate by management to absorb existing losses, either known or as yet undetected.

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

KS BANCORP,INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
The Bank is required by regulations to maintain liquid assets, essentially cash, short-term interest bearing deposits, substantially all investments, and mortgage-backed securities, of at least 10% of total assets. A substantial portion of the Bank's investment portfolio is classified as available for sale, and liquidation of such portfolio, if need be, would not have accounting implications on the Corporation's equity under SFAS No. 115. The Bank exceeded such requirements at September 30, 1999 and management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other anticipated cash needs.

Capital Resources and Adequacy

KS Bancorp, Inc's stockholders' equity was $15.6 million, or 11.40% of total assets at September 30, 1999. As a state chartered stock savings bank, the Bank is required to meet three separate capital standards as established by the Federal Deposit Insurance Corporation and an additional capital requirement established by the State Administrator of the Savings Institutions Division.
The Bank was substantially in excess of all such capital requirements at September 30, 1999.

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

KS BANCORP,INC. AND SUBSIDIARY

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

In order to address the Year 2000 Problem and to minimize its potential adverse impact, management has completed a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers of the Bank evaluated the effects that the upcoming Year 2000 could have on computer programs utilized by the Bank. The Bank's plan was divided into the five phases:

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

Third party vendors provide the majority of software used by the Bank. All of the Bank's vendors are aware of the Year 2000 situation, and each has assured the Bank that it is Year 2000 compliant. This will enable the Bank to devote substantial time to the testing to the upgraded systems prior to the arrival of the millennium. The Bank utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Bank with a software version which has been certified to be Year 2000 compliant. Testing by the Bank has been performed to verify compliance for its application and usage. The Bank presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing an adverse impact on the operations of the Bank. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Problem could have an impact on the operations of the Bank. As a result, a contingency plan has been developed. As part of that plan, the Bank developed and tested two different potential situations, operating without electricity, and operating with electricity, but without computers. The Bank has

KS BANCORP,INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Year 2000 Problem (Continued)

created forms and run tests assuming the above and believes they can operate for 5 days without electricity and 30 days with electricity, but without computers.

In addition, implementing, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Bank has spent approximately $33,000 on Year 2000 related costs to date and estimates that it will spend an additional $2,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Bank does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Bank's systems, would not have material adverse effect on the Bank.

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

KS BANCORP,INC. AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------
The Bank has not experienced any substantive change in it's portfolio risk during the nine month period ended September 30, 1999.

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

                                         KS Bancorp, Inc.

     Dated  11-10-99           By:  /s/ Harold T. Keen
           --------------           --------------------------------
                                    Harold T. Keen
                                    President and CEO


     Dated  11-10-99           By:  /s/ Helen B. Pollock
           --------------           --------------------------------
                                    Helen B. Pollock
                                    Treasurer