Form 10-K
period 1999-12-31
KS BANCORP INC
filed 2000-03-30
CIK 912764

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


              For the fiscal year ended    December 31, 1999
                                        -------------------------

              Commission file number       0-22734
                                    -----------------------------

                               KS BANCORP, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

             North Carolina                                       56-1842707
     -------------------------------                  -----------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
     incorporation or organization)

              207 West Second Street
                  P. O. Box 219
              Kenly, North Carolina                                 27542
      -------------------------------------                      ----------
     (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code   (919) 284-4157
                                                   ----------------

      Securities Registered Pursuant to Section 12(b) of the Act:    None
                                                                 ------------

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                  ------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X               No  _______
                                              -------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$10,146,422 common stock, no par value, based on the closing price of such
            --------------------------------------------------------------
common stock on March 15, 2000.
-------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
921,578 shares of common stock, no par value, outstanding at March 15, 2000.
-----------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of KS Bancorp, Inc. for the year ended December 31, 1999, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of KS Bancorp, Inc. to be held on May 2, 2000, are incorporated by reference into
Part III.

Portions of the Registration Statement of KS Bancorp, Inc. on Form S-1, Registration No. 33-69522, dated September 25, 1993, as amended on November 3, 1993, are incorporated by reference into Part IV.

                                     PART I

ITEM 1.   BUSINESS

General

     Prior to December 29, 1993, KS Bank, Inc., formerly known as Kenly Savings Bank, Inc., SSB, (the "Bank") operated as a mutual North Carolina-chartered savings bank. On December 29, 1993, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by KS Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock.

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's executive office is located at 207 West Second Street, Kenly, North Carolina. The Company's activities consist of owning and operating the Bank, holding certain indebtedness outstanding from the Bank's Employee Stock Ownership Plan (the "ESOP") and managing its investments. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP. In addition, the Company receives dividends which are declared and paid by the Bank on its capital stock.

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

     The Bank conducts business through six full service offices in Kenly (2), Goldsboro, Wilson, Garner and Selma, North Carolina and a mortgage loan production office in Clayton, North Carolina. At December 31, 1999, the Company had consolidated total assets of $138.9 million, consolidated net loans of $116.4 million, consolidated deposits of $116.5 million and consolidated stockholders' equity of $15.4 million.

     The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by owner-occupied and non-owner occupied residential real estate, loans secured by non-residential properties, construction loans and equity line of credit loans. The Bank also makes loans which are not secured by real property, such as loans secured by pledged deposit accounts, and various types of secured and unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-earning deposit balances in other depository institutions, and transaction and fee income from its lending and deposit activities. The Bank's major expenses are interest on deposits and borrowings and noninterest expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and occupancy expenses.

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

     At December 31, 1999, the Company and the Bank had a total of 43 full-time employees and 1 part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, holding the loan to the ESOP and managing its investments. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     General.   The Bank is engaged primarily in the business of attracting deposits from the general public and using the deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of conventional first mortgage loans secured by real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 97% of the Bank's gross loan portfolio is secured by real estate. On December 31, 1999, the Bank's largest single outstanding loan had a balance of approximately $1.5 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $116.4 million at December 31, 1999, representing 83.7% of the Bank's total assets. Conventional first mortgage loans accounted for 72.7% of the Bank's gross loan portfolio, before net items, on December 31, 1999. Construction loans and equity line lines represented 12.4% and 8.4%, respectively, of the Bank's gross loan portfolio, before net items, on that date. See Note 3 of the "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Stockholders. As of December 31, 1999, 76.7% of the loans in the Bank's gross loan portfolio, before net items, had adjustable interest rates.

     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1999. Fixed rate and adjustable rate loans are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled repayments in the loan portfolio totaled $36.0 million, $33.0 million and $23.8 million in the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                                   More Than  More Than
                                                         One Yr.   1 Year to   5 Years
                                                         Or Less    5 Years   ---------    Total
                                                        --------   ---------             ----------
          Mortgage Loans:                                             (In Thousands)
          Fixed rate                                     $   803     $11,835    $15,780   $ 28,418
          Adjustable rate                                  1,978      29,158     38,877     70,013
          Equity Lines                                    10,314           -          -     10,314
                                                        --------     -------    -------   --------
                                                         $13,095     $40,993    $54,657   $108,745

          Other loans (includes consumer, commercial
           & share):                                       8,010           -          -      8,010
                                                        --------     -------    -------   --------
          Totals before allowance                        $21,105     $40,993    $54,657   $116,755

          Allowance                                         (392)          -          -       (392)
                                                                     -------    -------
                                                         $20,713     $40,493    $54,657   $116,363
                                                        ========     =======    =======   ========

          The following table sets forth the dollar amount at December 31, 1999 of all loans maturing or repricing on or after December 31, 2000 which have fixed or adjustable interest rates.

                             Fixed    Adjustable
                             Rates      Rates
                            --------  ----------
                               (In Thousands)
          Mortgage loans     $27,615     $68,035

          Other loans              -           -
                             -------     -------
                             $27,615     $68,035
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

          Conventional First Mortgages. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of conventional first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. The Bank also makes conventional first mortgage loans secured by multi-family residential property and by nonresidential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On December 31, 1999, approximately 67.8% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. On that date, approximately 6.4% of the Bank's loan portfolio, before net items, consisted of conventional first mortgage loans secured by multi-family residential and nonresidential properties. Loans secured by multi-family residential and nonresidential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

          Construction Lending. The Bank makes various types of construction loans primarily for the construction of single-family dwellings. On December 31, 1999, the aggregate gross outstanding balances of construction loans had increased to approximately $15.3 million, representing 12.4% of the Company's gross loan portfolio, before net items. Some of these loans were made to investors who are constructing properties on a speculative basis; others were made to persons who are constructing properties for the purpose of occupying them. Loans made to investors are generally "pure construction" loans which require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other permanent loans.

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

          Home Equity Lines of Credit. At December 31, 1999, home equity loans totaled $10.3 million and comprised approximately 8.4% of the Bank's gross loan portfolio, before net items. These loans are generally secured by subordinate against residential dwellings. In many of these cases, the Bank holds the first lien on the security. Home equity lines of credit have terms of up to 15 years and interest rates which are adjustable based upon prime rates. Because these loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces additional risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. Home equity loans are generally limited so that amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

          Consumer Loans. During 1997 the Bank began originating consumer loans and had $2.2 million in such loans outstanding on December 31, 1999. The Bank makes both secured and unsecured consumer loans. Some consumer loans have fixed interest rates; others have adjustable interest rates. Secured consumer loans have personal property, such as automobiles, or real property as collateral. Fixed rate consumer loans generally have shorter terms than adjustable rate loans. The Bank intends to increase the amount of consumer loans in its portfolio in future years.

          Origination and Sale of Loans. In years prior to 1994, the Bank generally did not originate its loans with the intention that they would be sold in the secondary market. Loans generally were not originated in conformity with the purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). However, in January 1994 and October, 1994, the Bank opened a mortgage loan origination office in Clayton, North Carolina and a mortgage loan origination office in Goldsboro, North Carolina, respectively, and began originating loans in conformity with the purchase requirements of the FHLMC and FNMA, so that they could be sold in the secondary market if the Bank determined that such sales were prudent. The Bank originated and sold $2.5 million in loans during the fiscal year ended December 31, 1999. Nevertheless, the Bank continues to originate many loans which satisfy its underwriting requirements which are tailored for its local community but do not satisfy various requirements imposed by FHLMC and FNMA. Such loans are not readily saleable in the secondary market and could be sold only after the Bank incurred certain costs, such as costs for surveys and title insurance an/or discounted the purchase price. The Bank has historically found that its origination of nonconforming loans has not resulted in a high level of nonperforming assets. In addition, these loans generally produce a higher yield than are produced by loans which conform to the purchase requirements of FHLMC and FNMA.

          Nonperforming Assets. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 1999, the Bank recorded no real estate acquired in settlement of loans.

          The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent as it establishes reserves for uncollected interest. Such interest when ultimately collected is credited to income in the period received. Interest on loans considered to be impaired is treated similarly. Loans delinquent more than 90 days amounted to $393,200 and $290,500 on December 31, 1999 and 1998, respectively. See Note 3 to "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Stockholders.

          The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, real estate owned and nonperforming investments in real estate at the dates indicated.

                                                             At December 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     ---------  --------   --------
                                                         (Dollars in Thousands)
Total nonaccrual loans delinquent 90 days or more    $    393   $    291   $    533
Real estate owned                                           -          -          -
                                                     --------   --------   --------
  Total non-performing assets                        $    393   $    291   $    533
                                                     ========   ========   ========
Non-performing loans to total loans                       .34%       .28%       .50%
Non-performing assets to total assets                     .28%       .22%       .47%
Total assets                                         $138,948   $130,892   $113,978
Total loans                                          $116,363   $105,335   $ 95,002

          Allowance for Possible Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, general economic conditions, the types of loans being made, the creditworthiness of borrowers over the terms of the loans and, in the case of secured loans, the quality of the security for the loans. Management's policy is to maintain an adequate allowance for possible loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when management considers ultimate collection is considered questionable after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans. The Bank's level of allowances for loan losses at December 31, 1999, 1998 and 1997 was $392,000, $359,000 and $325,000, respectively.

          Management continues to monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations regarding the allowance for loan losses, future adjustments may be necessary if circumstances change.

          The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.

                                     Year Ended December 31,
                                ----------------------------------
                                 1999    1998   1997   1996   1995
                                ------  -----  -----  -----  -----
                                          (In Thousands)
Balance, beginning of period    $ 359   $ 325  $ 302  $ 233  $ 223
Provision for loan losses          36      34     23     69     10
Charge-offs                        (3)      -      -      -      -
Recoveries                          -       -      -      -      -
                                -----   -----  -----  -----  -----
Balance, end of period          $ 392   $ 359  $ 325  $ 302  $ 233
                                =====   =====  =====  =====  =====

          The following table sets forth the composition of the allowance for possible loan losses by type of loan at the dates indicated.

                                                                                 At December 31,
                                                   -----------------------------------------------------------------------------
                                                            1998                       1999                       1997
                                                   -----------------------    -----------------------    -----------------------
                                                                Amount of                  Amount of                  Amount of
                                                   Amount of    Loans to      Amount of    Loans to      Amount of    Loans to
                                                   Allowance   Gross Loans    Allowance   Gross Loans    Allowance   Gross Loans
                                                   ---------   -----------    ---------   -----------    ---------   -----------
                                                                               (Dollars in Thousands)
Mortgage loans:
 Residential 1-4 family                                $ 218         55.61%       $ 197         54.78%       $ 212         65.02%
 Residential multi-family                                 10          2.55%          10          2.82%           8          2.53%
 Nonresidential real estate and other property            43         10.97%          21          5.78%           8          2.46%
 Home equity and property improvement                     52         13.27%          61         17.00%          49         15.20%
 Construction                                             45         11.48%          44         12.35%          43         13.17%
                                                       -----       -------        -----       -------        -----       -------

Total real estate loans                                $ 368         93.88%       $ 333         92.73%       $ 320         98.37%

Other loans                                               24          6.12%          26          7.27%           5          1.63%
                                                       -----       -------        -----       -------        -----       -------

Total allowance for loan losses                        $ 392        100.00%       $ 359        100.00%       $ 325        100.00%
                                                       =====       =======        =====       =======        =====       =======

                                                                    At December 31,
                                                   --------------------------------------------------
                                                            1996                       1995
                                                   -----------------------    -----------------------
                                                                Amount of                  Amount of
                                                   Amount of    Loans to      Amount of    Loans to
                                                   Allowance   Gross Loans    Allowance   Gross Loans
                                                   ---------   -----------    ---------   -----------
                                                                  (Dollars in Thousands)
Mortgage loans:
  Residential 1-4 family                               $ 200         74.58%       $ 159         76.44%
  Residential multi-family                                13          4.33%          11          5.47%
  Nonresidential real estate and other property            6          2.81%           4          1.68%
  Home equity and property improvement                    39          8.65%          33          9.07%
  Construction                                            44          9.40%          26          7.14%
                                                       -----       -------        -----       -------

Total real estate loans                                $ 302         99.77%       $ 233         99.80%

Other loans                                               --          0.23%          --          0.20%
                                                       -----       -------        -----       -------

Total allowance for loan losses                        $ 302        100.00%       $ 233        100.00%
                                                       =====       =======        =====       =======

Investment Securities

     Interest and dividend income from investment securities, including mortgage-backed securities, generally provides the Bank's second largest source of income after interest on loans. At December 31, 1999, the Bank's investment portfolio totaled approximately $12.8 million and consisted of U.S. government and agency securities, mortgage-backed securities and stock of the FHLB of Atlanta.

     As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 1999, the Bank's investment in stock of the FHLB of Atlanta was $877,000.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets. The computation of liquidity allows the inclusion of mortgage-backed securities and other instruments which are readily marketable, including investments with maturities in excess of five years.

     See Note 2 of "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Stockholders.

Deposits and Borrowings

     Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, advances from the FHLB of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. On December 31, 1999, 1998 and 1997, the Bank's deposits totaled $116.5 million, $107.9 million and $90.3 million, respectively.

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, negotiable order of withdrawal ("NOW") accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 1999, 82.9% of the Bank's deposits, excluding accrued interest payable, consisted of certificate accounts, 3.5% consisted of regular savings accounts, 6.5% consisted of NOW accounts, 4.9% consisted of money market accounts and 2.2% consisted of noninterest-bearing transaction accounts. Of the certificates of deposit described above, $25.8 million, or 26.7% had denominations of $100,000 or greater. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

     See Note 5 to the "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Stockholders.

     Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank had $6.0 million outstanding borrowings at December 31, 1999.

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

Competition

     The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Based upon comparative data as of June 30, 1999, the Bank had approximately 8.8% of the deposits in Johnston County, North Carolina, approximately 2.1% of the deposits in Wilson County, North Carolina, approximately 1.0% of the deposits in Wayne County, North Carolina, and less than 1% of the deposits in Wake County, North Carolina.

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

     In the absence of any other factors, the overall yield or return associated with the Company's earning assets generally will increase from existing levels when interest rates rise over an extended period of time, and conversely interest income will decrease when interest rates decrease. In general, interest expense will increase when interest rates rise over an extended period of time, and conversely interest expense will decrease when interest rates decrease. Therefore, by controlling the increases and decreases in its interest income and interest expense which are brought about by changes in market interest rates, the Company can influence its net interest income. As a part of the Company's interest rate risk management policy, the Company calculates an interest rate "gap". Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing. A "positive" gap for a given period means that the amount of interest earning assets maturing or otherwise repricing within that period exceeds the amount of interest bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a higher increase in the yield of its assets relative to the cost of its liabilities and its income should be positively affected. Conversely, the cost of funds for an institution with a positive gap would generally be expected to increase less quickly than the yield on its assets in a falling interest rate environment and such institution's net interest income should be adversely affected by falling interest rates. Changes in interest rates generally have the opposite effect on an institution with a "negative" gap. The Company has very little positive or negative gap for the periods of one year or less and one to five years.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are projected to reprice or mature in each of the future time periods shown. The computations were made without using certain common assumptions regarding loan prepayments and deposit decay rates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. In making the computations, all adjustable rate loans were considered to be due at the end of the next upcoming adjustment period. Fixed rate loans were considered to reprice at their contractual maturities with no consideration given to prepayments. Liquid interest-earning investments with no contractual maturities were assumed to be subject to immediate repricing, while certain equity securities were assumed to reprice at the most distant repricing date. Savings accounts, money market deposit accounts, and negotiable order of withdrawal and other transaction accounts were assumed to be subject to immediate repricing. Fixed maturity interest-bearing liabilities were assumed to reprice at their contractual maturities without consideration for early withdrawals. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's consolidated assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                                             Term to Repricing at December 31, 1999
                                                                          --------------------------------------------
                                                                                     More than
                                                                           1 Year    1 Year to   More than
                                                                           Or Less    5 Years     5 Years      Total
                                                                          ---------  ----------  ----------  ---------
                                                                                     (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans:
    Fixed rate                                                             $   803     $11,835     $15,780    $ 28,418
    Adjustable rate                                                         70,013           -           -      70,013
    Equity lines                                                            10,314           -           -      10,314
  Other loans                                                                8,010           -           -       8,010
                                                                           -------     -------     -------    --------
      Total loans                                                           89,140      11,835      15,780     116,755
  Interest-bearing deposits                                                  4,288           -           -       4,288
  Investment securities                                                      1,000       6,750       1,904       9,654
  Mortgage-backed securities                                                   131         661       1,359       2,151
                                                                           -------     -------     -------    --------
      Total interest-earning assets                                        $94,559     $19,246     $19,043    $132,848
                                                                           -------     -------     -------    --------
Interest-bearing liabilities:
  Deposits:
    Fixed maturity deposits                                                $72,516     $18,393     $ 5,662    $ 96,571
    NOW accounts                                                             7,604           -           -       7,604
    Money market deposit accounts                                            5,661           -           -       5,661
    Saving accounts                                                          4,082           -           -       4,082
                                                                           -------     -------     -------    --------
      Total deposits                                                        89,863      18,393       5,662     113,918
                                                                           -------     -------     -------    --------
  FHLB advances                                                              6,000           -           -       6,000
                                                                           -------     -------     -------    --------
      Total interest-bearing liabilities                                   $95,863     $18,393     $ 5,662    $119,918
                                                                           -------     -------     -------    --------

Interest gap per period                                                    $(1,304)    $   853     $13,381
                                                                           =======     =======     =======

Cumulative interest gap                                                    $(1,304)    $  (451)    $12,930
                                                                           =======     =======     =======
Cumulative gap as a percentage of total interest-earning assets               0.98%       0.34%       9.73%

Cumulative interest-earning assets as a percentage of interest-bearing       98.64%      99.61%     110.78%
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

     Additionally, the BHCA limits the Company's ability to engage in, or acquire ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

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

     The Bank is required to pay assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - using the same percentage criteria as in the prompt corrective action regulations. See "- Prompt Corrective Regulatory Action."

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

     The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C, while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. However, recently enacted legislation provided for a one-time assessment equal to 65.7 basis points times insured deposits as of March 31, 1995. This assessment fully capitalized the SAIF. Accordingly, although the special assessment resulted in a $437,000 one-time charge to the Bank during its fiscal year ended December 31, 1996, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, most BIF members were assessed approximately 1.3 basis points while the rate for most SAIF members was approximately 6.4 basis points until January 1, 2000.

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

     During the Bank's last compliance examination, which was performed by the FDIC in April, 1998, the Bank received a satisfactory rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the institution may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At December 31, 1999, the Bank had a leverage ratio of 10.55%, which substantially exceeded the other FDIC capital requirements.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 1999, the Bank complied with the capital requirement of the Administrator with capital of 10.84%.

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

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the Bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. The Bank also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30%
of the Bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize the Bank to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of December 31, 1999, the largest aggregate amount of loans which the Bank had to any one borrower was $2,138,189. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 1999, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $877,000.

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

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of December 31, 1999, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

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

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1999, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 15%.

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

     The Interstate Banking Act also provided for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state could deny interstate branching if it specifically elected to do so by June 1, 1997. States were allowed to choose to permit interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina enacted legislation permitting interstate branching transactions prior to June 1, 1997 and did not adopt legislation electing to deny interstate branching.

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

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for supervisory mergers conducted by the Administrator.

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

Gramm - Leach - Bliley Act

     On November 12, 1999, the President signed into law the Gramm - Leach - Bliley Act. This statute contains several provisions that may affect how the Company does business or the nature of the competition that it faces. The act permits banks, insurance companies, and securities firms to affiliate within a single corporate structure, now known as a financial holding company. Using the financial holding company structure, insurance companies and securities firms may acquire bank holding companies, such as the Company, and bank holding companies may acquire insurance companies and securities firms. A bank holding company that wishes to become a financial holding company must satisfy a number of conditions, including that all of the insured depository institution subsidiaries of the bank holding company have at least a "satisfactory" Community Reinvestment Act rating. In addition, a financial holding company may not commence a new financial activity or acquire control of a company engaged in such activities without satisfying this Community Reinvestment Act requirement. As a result of this new act, the Company may face increased competition from more and larger financial institutions. The act allows increased activity in the insurance and securities underwriting businesses, to be conducted through a subsidiary of a financial holding company and would involve both additional risk and regulatory burdens.

     The act also contains several provisions respecting customer privacy. The extent of the Bank's obligations in this regard will not be known until the Federal Reserve and the other federal banking agencies issue rules applicable to financial institutions. However, the Bank will be required to disclose a privacy policy to its customers on an annual basis. In addition, if the Bank provides nonpublic personal information about customers to third parties for use in the marketing of third party products, it must first disclose this fact to its customers and provide them an opportunity to opt out of the arrangement.

ITEM 2.   PROPERTIES

     At December 31, 1999, the Company conducted its business from the Bank's headquarters office and a branch office in Kenly, North Carolina, and its branch offices in Selma, Goldsboro, Wilson and Garner, North Carolina. In addition, the Bank had a loan origination office in Clayton, North Carolina. The following table sets forth certain information regarding the Company's properties as of December 31, 1999. See Note 4 to the Company's Consolidated Financial Statements included in the 1999 Annual Report which is incorporated herein by reference.

                                                     Net Book Value
                Address                                Of Property
                -------                              --------------
        Kenly
                Corporate offices:
                207 West Second Street
                Kenly, North Carolina 27542              $  384,923

                Branch facility:
                200 North Church Street
                Kenly, North Carolina 27542              $  472,214

        Selma
                115 West Anderson Street
                Selma, North Carolina 27576              $  116,460

        Wilson
                206 N. Ward Boulevard
                Wilson, North Carolina 27893             $  453,244

        Clayton
                11440 Highway 70 West
                Clayton, North Carolina 27520               (Leased)

        Goldsboro
                1112 E. Ash Street
                Goldsboro, North Carolina 27530          $  219,985

        Garner
                920 7th Avenue
                Garner, North Carolina 27529                (Leased)

                                                         $1,646,826
                                                         ==========

The total net book value of the Company's furniture and equipment on December 31, 1999 was $781,480.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the sections captioned "Common Stock Information" on Page 41 and "Common Stock" on page 42 in the Company's 1999 Annual Report, which sections are incorporated herein by reference. See "Item 1. BUSINESS-- Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Selected Financial Data" on page 1 of the Company's 1999 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 12 in the Company's 1999 Annual Report, which section is incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pages 5 and 6 of the Company's 1999 Annual Report to Stockholders are herein incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and supplementary data set forth on pages 13 through 40 of the Company's 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 16, 2000, KS Bancorp, Inc. (the "Company") informed McGladrey & Pullen, LLP that it would not be selected to serve as the Company's independent auditor for the year ended December 31, 2000. McGladrey & Pullen, LLP was the Company's independent auditor for the year ended December 31, 1999.

     Dixon Odom PLLC has been selected as the Company's independent auditor for the 2000 fiscal year. Such selection will be submitted to the Company's shareholders for ratification at the 2000 annual meeting of shareholders. The decision to change independent auditors was based on several factors, including location and cost, and was approved by the Audit Committee. McGladrey & Pullen, LLP's report on the Company's financial statements for the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During such years and the subsequent interim period through the date hereof; there were no disagreements between the Company and McGladrey & Pullen, LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of such auditor, would have caused it to make reference to the subject of such disagreement in connection with its reports. During its two most recent fiscal years and the subsequent interim period through the date hereof, the Company has not consulted Dixon Odom PLLC, with regard to either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees and Continuing Directors" on page 8 of the Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1 - Election of Directors - Executive Officers" on page 12 of the Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 20 of the Proxy Statement, which section is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1 Consolidated Financial Statements (contained in the Company's 1999 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditor's Report

          (b) Consolidated Statements of Financial Condition -- December 31, 1999 and 1998

          (c) Consolidated Statements of Income -- Years Ended December 31, 1999, 1998 and 1997

          (d) Consolidated Statements of Stockholder's Equity -- Years Ended December 31, 1999, 1998 and 1997

          (e) Consolidated Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997

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

14(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KS BANCORP, INC.



Date: March 29, 2000                By: /s/ Harold T. Keen
                                        --------------------------------------
                                        Harold T. Keen
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                             Title                      Date
-----------------------------    ------------------------------    --------------

/s/ Harold T. Keen               President and Chief Executive     March 29, 2000
-----------------------------    Officer and Director
Harold T. Keen

/s/ Helen B. Pollock             Treasurer (Principal Financial    March 29, 2000
-----------------------------    Officer)
Helen B. Pollock

/s/ A. Carroll Coleman           Director                          March 29, 2000
-----------------------------
A. Carroll Coleman

/s/ Robert E. Fields             Director                          March 29, 2000
-----------------------------
Robert E. Fields

/s/ R. Harold Hinnant            Director                          March 29, 2000
-----------------------------
R. Harold Hinnant

/s/ James C. Parker              Director                          March 29, 2000
-----------------------------
James C. Parker

/s/ R. Elton Parrish             Director                          March 29, 2000
-----------------------------
R. Elton Parrish

/s/ Ralph Edward Scott, Jr.      Director                          March 29, 2000
-----------------------------
Ralph Edward Scott, Jr.

/s/ James C. Woodard             Director                          March 29, 2000
-----------------------------
James C. Woodard

/s/ Gordon C. Woodruff           Director                          March 29, 2000
-----------------------------
Gordon C. Woodruff

                               INDEX TO EXHIBITS



Exhibit No.              Description
-----------              -----------

Exhibit (3)(i)      Certificate of Incorporation, incorporated herein by
                    reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25,
                    1993, and amended on November 3, 1993

Exhibit (3)(ii)     Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-
                    69522, dated September 25, 1993 and amended on November 3,
                    1993.

(4)                 Specimen Stock Certificate, incorporated by reference to
                    Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993

(13) 1999 Annual Report to Stockholders (excluding p. 2, the Report to Stockholders)

(21)                Subsidiaries of the Registrant

(23)                Consent of McGladrey & Pullen, LLP

(27)                Financial Data Schedule