Form 10-Q
period 2000-03-31
KS BANCORP INC
filed 2000-05-11
CIK 912764

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

                 For the transition period ended ____________


                       Commission File Number  000-22734
                                             ---------------


                               KS BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            NORTH CAROLINA                               56-1842707
            --------------                               ----------
      (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)              Identification Number)


                   207 WEST SECOND STREET, KENLY, NC  27542
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (919) 284-4157
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No _____

As of May 11, 2000, 921,512 shares of the issuer's common stock, no par value, were outstanding.

This report contains 10 pages.

                                                                                Page No.
                                                                                --------
Part I.  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               March 31, 2000 and December 31, 1999...........................       3

               Consolidated Statements of Operations
               Three Months Ended March 31, 2000 and 1999.....................       4

               Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2000 and 1999.....................       5

               Notes to Consolidated Financial Statements.....................       6

Item 2 -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................       7

Part II.  Other Information

               Item 6.  Exhibits and Reports on Form 8-K......................       9

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                        KS Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                      March 31,
                                                                         2000       December 31,
ASSETS                                                               (Unaudited)        1999*
                                                                    -------------   ------------
                                                                         (In Thousands)
Cash and due from banks                                                  $    712       $  1,839
Interest-earning deposits with banks                                        4,310          4,288
Investment securities available for sale, at fair value                    11,649         10,827
Investment securities held to maturity, at amortized cost                   1,147          1,150
Loans receivable, net                                                     121,834        116,363
Accrued interest receivable                                                   937            880
Federal Home Loan Bank stock, at cost                                         942            877
Property and equipment, net                                                 2,393          2,428
Other assets                                                                  382            296
                                                                         --------       --------

                                                    TOTAL ASSETS         $144,306       $138,948
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                                                $117,772       $116,537
 Advances from Federal Home Loan Bank                                      10,000          6,000
 Accrued expenses and other liabilities                                     1,008            969
                                                                         --------       --------

                                               TOTAL LIABILITIES          128,780        123,506
                                                                         --------       --------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized; no shares issued and outstanding                                  -              -
 Common stock, 20,000,000 shares authorized;
  921,578 and 888,633 shares issued and
  outstanding in 2000 and 1999, respectively                                5,019          5,006
 Unearned ESOP shares                                                        (156)          (156)
 Accumulated other comprehensive income (loss)                                575            650
 Retained earnings, substantially restricted                               10,088          9,942
                                                                         --------       --------

                                      TOTAL STOCKHOLDERS' EQUITY           15,526         15,442
                                                                         --------       --------

                                           TOTAL LIABILITIES AND
                                            STOCKHOLDERS' EQUITY         $144,306       $138,948
                                                                         ========       ========

* Derived from audited financial statements

See accompanying notes.

                        KS Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                    2000      1999
                                                 --------  --------
                                                 (In Thousands except
                                                   per share data)
INTEREST INCOME
 Loans                                              $2,610   $2,310
 Investments and deposits in other banks               189      150
 Interest-earning deposits with banks                   17      116
                                                    ------   ------

                         TOTAL INTEREST INCOME       2,816    2,576
                                                    ------   ------

INTEREST EXPENSE
 Deposit accounts                                    1,429    1,332
 Advances from Federal Home Loan Bank                  113       87
                                                    ------   ------

                        TOTAL INTEREST EXPENSE       1,542    1,419
                                                    ------   ------

                           NET INTEREST INCOME       1,274    1,157

PROVISION FOR LOAN LOSSES                                2       12
                                                    ------   ------

                     NET INTEREST INCOME AFTER
                     PROVISION FOR LOAN LOSSES       1,272    1,145
                                                    ------   ------

NON-INTEREST INCOME                                    115       92
                                                    ------   ------

NON-INTEREST EXPENSE
 Salaries and employee benefits                        536      416
 Occupancy and equipment                               130       71
 Other                                                 184      225
                                                    ------   ------

                    TOTAL NON-INTEREST EXPENSE         850      712
                                                    ------   ------

                    INCOME BEFORE INCOME TAXES         537      525

INCOME TAXES                                           207      207
                                                    ------   ------

                                    NET INCOME      $  330   $  318
                                                    ======   ======

BASIC NET INCOME PER COMMON SHARE                   $  .37   $  .37
                                                    ======   ======

DILUTED NET INCOME PER COMMON SHARE                 $  .36   $  .34
                                                    ======   ======

DIVIDEND PER COMMON SHARE                           $  .20   $  .20
                                                    ======   ======

See accompanying notes.

                        KS Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $   330   $   318
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                  73        28
   Amortization, net                                              3         5
   Gain on sale of assets, net                                    -        (1)
   Release of ESOP shares                                        13        13
   Proceeds from sale of loans held for sale                      -       640
   Deferred income taxes                                          -        12
   Provision for loan losses                                      2       (11)
   Change in assets and liabilities:
    Increase in accrued interest receivable                     (57)      (52)
    Increase in other assets                                    (41)     (106)
    Decrease in accrued expenses and other liabilities           39       109
                                                            -------   -------

                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES        362       955
                                                            -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
   Available for sale investment securities                  (1,000)   (1,729)
 Proceeds from sales, maturities and calls of:
   Available for sale investment securities                      58       500
   Held to maturity investment securities                         -       193
 Purchase of Federal Home Loan Bank stock                       (65)        -
 Net increase in loans                                       (5,473)   (3,160)
 Proceeds from sale of foreclosed real estate                     -        82
 Purchase of property and equipment                             (38)     (212)
                                                            -------   -------

                                        NET CASH USED BY
                                    INVESTING ACTIVITIES     (6,518)   (4,326)
                                                            -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                     1,235     2,405
 Increase in borrowed funds                                   4,000         -
 Cash dividends paid                                           (184)     (173)
                                                            -------   -------

                                    NET CASH PROVIDED BY
                                    FINANCING ACTIVITIES      5,051     2,232
                                                            -------   -------

                                    NET DECREASE IN CASH
                                    AND CASH EQUIVALENTS     (1,105)   (1,139)

CASH AND CASH EQUIVALENTS, BEGINNING                          6,127    11,671
                                                            -------   -------

                       CASH AND CASH EQUIVALENTS, ENDING    $ 5,022   $10,532
                                                            =======   =======

See accompanying notes.

                        KS Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of KS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 1999 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER SHARE

Net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. In accordance with generally accepted accounting principles, employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

                                                  Three months ended March 31,
                                                  ----------------------------
                                                        2000             1999
                                                      -------          -------
Weighted average number of common shares used
 in computing basic net Income per share              901,211          863,933

Effect of dilutive stock options                       25,378           85,484
                                                      -------          -------

Weighted average number of common shares
 and dilutive potential common shares used
 in computing diluted net income per share            926,589          949,417
                                                      =======          =======

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 2000 and 1999, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $255,000 and $163,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at March 31, 2000 and March 31, 1999

Consolidated total assets increased by $5.4 million during the three months ended March 31, 2000, from $138.9 million at December 31, 1999 to $144.3 million at March 31, 2000. This growth in total assets resulted from an increase in net loans receivable during the quarter of $5.4 million to $121.8 million. This loan growth was primarily funded by an increase of $4.0 in advances from the Federal Home Loan Bank, with the balance of the funding provided from an increase in customer deposits of $1.3 million. The overall increase in customer deposits during the quarter resulted from an increase of $1.8 million in demand deposits. In the aggregate, liquid assets decreased from $18.1 million at December 31, 1999 to $17.8 million at March 31, 2000.

Total stockholders' equity increased $100,000 from $15.4 million at December 31, 1999 to $15.5 million at March 31, 2000. This overall increase resulted principally from net income of $330,000 for the three months, net of the regular quarterly dividend during the period of $184,000, or $.20 per share, and a decrease in the unrealized gains on available for sale investment securities during the period of $75,000.

Comparison of Results of Operations for the Three months ended March 31, 2000 and 1999

Net Income. Net income for the quarter ended March 31, 2000 was $330,000, or $.37 per share, as compared with net income of $318,000, or $.37 per share, for the three months ended March 31, 1999, an increase of $12,000. Increases in net interest income and non-interest income for the quarter ended March 31, 2000 of $117,000 and $23,000, respectively, were offset by an increase of $138,000 in non-interest expenses. The provision for loan losses decreased by $10,000 during the quarter.

Net Interest Income. Net interest income for the quarter ended March 31, 2000 was $1.3 million as compared with $1.2 million during the quarter ended March 31, 1999, an increase of $117,000 that resulted principally from an increased level of interest earning assets during the current quarter, primarily in loans receivable.

Provision for Loan Losses. The provision for loan losses was $2,000 and $12,000 for the quarters ended March 31, 2000 and 1999, respectively. There were no net loan charge-offs during either quarter. At March 31, 2000, nonaccrual loans aggregated $245,000, while the allowance for loan losses stood at $394,000.

Other Income. Other income was $115,000 for the quarter ended March 31, 2000 as compared with $92,000 for the quarter ended March 31, 1999, an increase of $23,000

Other Expenses. Other expenses increased to $850,000 during the quarter ended March 31, 2000 as compared with $712,000 for the quarter ended March 31, 1999, an increase of $138,000. The increase resulted primarily from an increase in salaries and employee benefits of $120,000 as personnel additions were made subsequent to the three month period ended March 31, 1999.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.5% and 39.4% for the three months ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses KS Bank's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits and advances from the FHLB of Atlanta.

As a North Carolina-chartered savings bank, KS Bank must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. KS Bank's liquidity ratio at March 31, 2000, as computed under North Carolina regulations, was approximately 12.4%. On a consolidated basis, liquid assets also represent approximately 12.4% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 2000, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (27) Financial data schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              KS BANCORP, INC.


Date:  May 10, 2000           By: /s/ Harold T. Keen
                                  ----------------------------------------------
                                  Harold T. Keen
                                  President and Chief Executive Officer



Date:  May 10, 2000           By: /s/ Earl W. Worley, Jr.
                                  ----------------------------------------------
                                  Earl W. Worley, Jr.
                                  Chief Financial Officer