Form 10QSB
period 2000-06-30
KS BANCORP INC
filed 2000-08-10
CIK 912764

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

      For the transition period ended
                                       --------------------------------------


                        Commission File Number 000-22734


                                KS BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               North Carolina                             56-1842707
       -------------------------------              ----------------------
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

As of August 8, 2000, 899,962 shares of the issuer's common stock, no par value, were outstanding.

This report contains 11 pages.

                                                                                                           Page No.
                                                                                                           --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  June 30, 2000 and December 31, 1999..............................................          3

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 2000 and 1999.........................          4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999..........................................          5

                  Notes to Consolidated Financial Statements.......................................          6

Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations...          7

Part II.   Other Information

                  Item 4.  Submission of Matters to a Vote of Securities Holders...................         10

                  Item 6.  Exhibits and Reports on Form 8-K........................................         10

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                         KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                 June 30,
                                                                                   2000             December 31,
ASSETS                                                                          (Unaudited)             1999*
                                                                            ------------------   ------------------
                                                                                        (In Thousands)
Cash and due from banks                                                     $              735   $            1,839
Interest-earning deposits with banks                                                     2,871                4,288
Investment securities available for sale, at fair value                                 11,513               10,827
Investment securities held to maturity, at amortized cost                                1,141                1,150
Loans receivable, net                                                                  124,386              116,363
Accrued interest receivable                                                              1,011                  880
Federal Home Loan Bank stock, at cost                                                      942                  877
Property and equipment, net                                                              2,358                2,428
Other assets                                                                               291                  296
                                                                            ------------------   ------------------

                                                            TOTAL ASSETS    $          145,248   $          138,948
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                 $          116,131   $          116,537
   Advances from Federal Home Loan Bank                                                 13,000                6,000
   Accrued expenses and other liabilities                                                  877                  969
                                                                            ------------------   ------------------

                                                       TOTAL LIABILITIES               130,008              123,506
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                             -                    -
   Common stock, 20,000,000 shares authorized;
     900,462 and 888,633 shares issued and
     outstanding in 2000 and 1999, respectively                                          4,655                5,006
   Unearned ESOP shares                                                                   (156)                (156)
   Accumulated other comprehensive income                                                  516                  650
   Retained earnings, substantially restricted                                          10,225                9,942
                                                                            ------------------   ------------------

                                              TOTAL STOCKHOLDERS' EQUITY                15,240               15,442
                                                                            ------------------   ------------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $          145,248   $          138,948
                                                                            ==================   ==================

* Derived from audited financial statements


See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended             Six Months ended
                                                                  June 30,                         June 30,
                                                            2000            1999             2000          1999
                                                        -------------    ----------     -----------     ----------
                                                                   (In Thousands, except per share data)
INTEREST INCOME
   Loans                                                $       2,732    $    2,364     $     5,342     $    4,675
   Investments and deposits
     in other banks                                               195           175             384            325
   Interest-earning deposits with banks                            17            93              34            209
                                                        -------------    ----------     -----------     ----------

                            TOTAL INTEREST INCOME               2,944         2,632           5,760          5,209
                                                        -------------    ----------     -----------     ----------
INTEREST EXPENSE
   Deposit accounts                                             1,438         1,342           2,866          2,674
   Advances from Federal Home Loan Bank                           160            88             273            175
                                                        -------------    ----------     -----------     ----------

                           TOTAL INTEREST EXPENSE               1,598         1,430           3,139          2,849
                                                        -------------    ----------     -----------     ----------

                              NET INTEREST INCOME               1,346         1,202           2,621          2,360

PROVISION FOR LOAN LOSSES                                           8            20              10             32
                                                        -------------    ----------     -----------     ----------
                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES               1,338         1,182           2,611          2,328
                                                        -------------    ----------     -----------     ----------

NON-INTEREST INCOME                                               113            94             228            186
                                                        -------------    ----------     -----------     ----------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                 589           442           1,126            857
   Occupancy and equipment                                        128            64             259            135
   Other                                                          215           240             399            466
                                                        -------------    ----------     -----------     ----------

                       TOTAL NON-INTEREST EXPENSE                 932           746           1,784          1,458
                                                        -------------    ----------     -----------     ----------

                       INCOME BEFORE INCOME TAXES                 519           530           1,055          1,056

   INCOME TAXES                                                   197           204             404            411
                                                        -------------    ----------     -----------     ----------

                                       NET INCOME       $         322    $      326     $       651     $      645
                                                        =============    ==========     ===========     ==========

BASIC NET INCOME PER COMMON SHARE                       $        0.36    $     0.38     $      0.72     $     0.75
                                                        =============    ==========     ===========     ==========

DILUTED NET INCOME PER COMMON SHARE                     $        0.35    $     0.34     $      0.70     $     0.68
                                                        =============    ==========     ===========     ==========

DIVIDEND PER COMMON SHARE                               $        0.20    $     0.20     $      0.40     $     0.40
                                                        =============    ==========     ===========     ==========

See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                           2000            1999
                                                                                       ------------    --------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $        651    $        645
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                                               147              56
     Amortization, net                                                                            1              10
     Gain on sale of assets, net                                                                  -              (1)
     Release of ESOP shares                                                                      27              26
     Deferred income taxes                                                                        -             (26)
     Provision for loan losses                                                                   10              32
     Change in assets and liabilities:
       Net decrease in loans held for sale                                                        -             786
       Increase in accrued interest receivable                                                 (131)           (111)
       (Increase) decrease in other assets                                                       86            (184)
       Increase (decrease) in accrued expenses and other liabilities                            (92)             14
                                                                                       -------------   ------------

                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES             699           1,247
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                                (1,000)         (4,729)
   Proceeds from sales, maturities, repayments and calls of:
     Available for sale investment securities                                                    98           1,063
     Held to maturity investment securities                                                       9             363
   Purchase of Federal Home Loan Bank stock                                                     (65)              -
   Proceeds from sale of non-marketable equity securities                                         -               2
   Net increase in loans                                                                     (8,033)         (4,572)
   Proceeds from sale of foreclosed real estate                                                   -              82
   Purchase of property and equipment                                                           (77)           (390)
                                                                                       ------------    ------------

                                                                   NET CASH USED BY
                                                               INVESTING ACTIVITIES          (9,068)         (8,181)
                                                                                       -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                         (406)          4,792
   Increase in borrowed funds                                                                 7,000               -
   Repurchase of common stock                                                                  (378)            (36)
   Cash dividends paid                                                                         (369)           (346)
   Proceeds from exercise of stock options                                                        1               -
                                                                                       ------------    ------------

                                                               NET CASH PROVIDED BY
                                                               FINANCING ACTIVITIES           5,848           4,410
                                                                                       ------------    ------------

                                                               NET DECREASE IN CASH
                                                               AND CASH EQUIVALENTS          (2,521)         (2,524)

CASH AND CASH EQUIVALENTS, BEGINNING                                                          6,127          11,671
                                                                                       ------------    ------------

                                                  CASH AND CASH EQUIVALENTS, ENDING    $      3,606    $      9,147
                                                                                       ============    ============


See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of KS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

                                                              Three months ended            Six months ended
                                                                   June 30,                     June 30,
                                                         ---------------------------   ----------------------------
                                                             2000           1999            2000           1999
                                                         ------------   ------------   -------------   ------------
Weighted average number of common
   shares used in computing basic net
   income per share                                           898,772        864,811         899,992        864,374

Effect of dilutive stock options                               23,717         85,463          25,547         85,474
                                                         ------------   ------------   -------------   ------------

Weighted average number of common
   shares and dilutive potential common
   shares used in computing diluted net
   income per share                                           922,489        950,274         925,539        949,848
                                                         ============   ============   =============   ============

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2000 and 1999, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $262,533 and $254,967, respectively.

For the six months ended June 30, 2000 and 1999, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $516,996 and $417,642, respectively.

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Consolidated total assets increased by $6.3 million during the six months ended June 30, 2000, from $138.9 million at December 31, 1999 to $145.2 million at June 30, 2000. During the six months, the Company generated strong loan growth, as net loans increased by $8.0 million to $124.4 million. This loan growth was primarily funded by an increase of $7.0 million in advances from the Federal Home Loan Bank, with the balance of the funding provided from liquid assets. In the aggregate, liquid assets decreased from $18.1 million at December 31, 1999 to $16.3 million at June 30, 2000.

Total stockholders' equity was $15.2 million at June 30, 2000 as compared with $15.4 million at December 31, 1999, a decrease of $202,000. During the period, the Company repurchased 21,266 shares of common stock under it's stock repurchase plan for $379,000 and paid regular quarterly dividends of $369,000 or $.40 per share. Additionally, during the six month period, unrealized losses on available for sale investment securities aggregated $134,000. These decreases to stockholders' equity were offset by the Company's net income for the six months of $651,000 and earned ESOP compensation of $27,000, which was credited to common stock. At June 30, 2000, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net Income. Net income for the quarter ended June 30, 2000 was $322,000, or $.36 per share, as compared with net income of $326,000, or $.38 per share, for the three months ended June 30, 1999, a decrease of $4,000 or $.02 per share. An increase of $144,000 in net interest income for the current quarter was largely offset by an increase of $186,000 in non-interest expenses.

Net Interest Income. Net interest income for the quarter ended June 30, 2000 was $1.3 million as compared with $1.2 million during the quarter ended June 30, 1999, an increase of $144,000. This increase resulted principally from an increased level of interest earning assets during the current quarter, primarily loans, which have higher yields than do other types of interest earning assets.

Provision for Loan Losses. The provision for loan losses was $8,000 and $20,000 for the quarters ended June 30, 2000 and 1999, respectively. There were net loan charge-offs of $5,000 during the quarter ended June 30, 2000 as compared with net charge-offs of $3,000 during the quarter ended June 30, 1999. At June 30, 2000, non-accrual loans aggregated $400,000, while the allowance for loan losses stood at $414,000.

Other Income. Other income was $113,000 for the quarter ended June 30, 2000 as compared with $94,000 for the quarter ended June 30, 1999, an increase of $19,000.

Other Expenses. Other expenses increased to $932,000 during the quarter ended June 30, 2000 as compared with $746,000 for the quarter ended June 30, 1999, an increase of $186,000. The increase resulted primarily from an increase in salaries and employee benefits of $147,000 as personnel additions were made subsequent to the quarter ended June 30, 1999.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.9% and 38.5% for the six months ended June 30, 2000 and 1999, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

Net Income. Net income for the six months ended June 30, 2000 was $651,000, or $.72 per share, as compared with net income of $645,000, or $.75 per share, for the six months ended June 30, 1999, an increase of $6,000. An increase in net interest income for the six months ended June 30, 1999 of $261,000 was offset by an increase of $326,000 in non-interest expenses.

Net Interest Income. Net interest income for the six months ended June 30, 2000 was $2.6 million as compared with $2.4 million during the six months ended June 30, 1999. This increase of $261,000 resulted principally from an increased level of interest earning assets during the current six months, primarily loans, which have higher yields than do other types of interest earning assets.

Provision for Loan Losses. The provision for loan losses was $10,000 and $32,000 for the six months ended June 30, 2000 and 1999, respectively. There were net loan charge-offs of $5,000 during the six months ended June 30, 2000 as compared with net charge-offs of $3,000 during the six months ended June 30, 1999. At June 30, 2000, non-accrual loans aggregated $400,000, while the allowance for loan losses stood at $414,000.

Other Income. Other income was $228,000 for the six months ended June 30, 2000 as compared with $186,000 for the six months ended June 30, 1999, an increase of $42,000. This increase resulted principally from an increase in transaction and service fee income.

Other Expenses. Other expenses increased to $1.8 million during the six months ended June 30, 2000 as compared with $1.5 million for the six months ended June 30, 1999, an increase of $326,000. The increase resulted primarily from an increase in salaries and employee benefits of $269,000 as personnel additions were made subsequent to the six-month period ended June 30, 1999. Other operational and facility costs experienced increases associated with the Company's continued growth.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.3% and 38.9% for the six months ended June 30, 2000 and 1999, respectively.

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

As a North Carolina-chartered savings bank, KS Bank must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. KS Bank's liquidity ratio at June 30, 2000, as computed under North Carolina regulations, was approximately 11.2%. On a consolidated basis, liquid assets also represent approximately 11.2% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At June 30, 2000, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Stockholders was held on May 2, 2000. Of 921,512 shares entitled to vote at the meeting, 742,011 shares voted. The following matters were voted on at the meeting:

            1.   Election of directors:

                 Robert E. Fields, James C. Parker, and Sidney Ernest Sauls were all elected to three-year terms with 98.0% of the shares voted.

            2. Dixon Odom PLLC was ratified to serve as independent auditor for the year ending December 31, 2000 with 99.8% of the shares voted.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 (27) Financial data schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    KS BANCORP, INC.


Date:  August 11, 2000              By:   /s/ Harold T. Keen
                                          --------------------------------------
                                          Harold T. Keen
                                          President and Chief Executive Officer



Date: August 11, 2000               By:   /s/ Earl W. Worley, Jr.
                                          --------------------------------------
                                          Earl W. Worley, Jr.
                                          Chief Financial Officer