Form 10QSB
period 2000-09-30
KS BANCORP INC
filed 2000-11-13
CIK 912764

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                For the transition period ended_______________



                        Commission File Number 000-22734
                                               ---------

                                KS BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            North Carolina                        56-1842707
---------------------------------------  -----------------------------
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

As of September 30, 2000, 903,198 shares of the issuer's common stock, no par value, were outstanding.

This report contains 11 pages.


                                                                                                     Page No.
                                                                                                     --------
Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  September 30, 2000 and December 31, 1999.........................................     3

                  Consolidated Statements of Operations
                  Three Months and Nine Months Ended September 30, 2000 and 1999...................     4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999....................................     5

                  Notes to Consolidated Financial Statements.......................................     6

Item 2 -      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................     7

Part II.      Other Information

                  Item 6.  Exhibits and Reports on Form 8-K........................................    10

Part I.  Financial Information

Item 1 - Financial Statements
-----------------------------

                         KS Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
================================================================================

                                                                               September 30,
                                                                                   2000             December 31,
ASSETS                                                                          (Unaudited)             1999*
                                                                            ------------------   ------------------
                                                                                        (In Thousands)
Cash and due from banks                                                     $              730   $            1,839
Interest-earning deposits with banks                                                     1,651                4,288
Investment securities available for sale, at fair value                                 10,460               10,827
Investment securities held to maturity, at amortized cost                                  983                1,150
Loans receivable, net                                                                  130,945              116,363
Accrued interest receivable                                                              1,105                  880
Federal Home Loan Bank stock, at cost                                                      943                  877
Property and equipment, net                                                              2,614                2,428
Other assets                                                                               626                  296
                                                                            ------------------   ------------------

                                                            TOTAL ASSETS    $          150,057   $          138,948
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                 $          116,372   $          116,537
   Advances from Federal Home Loan Bank                                                 17,000                6,000
   Accrued expenses and other liabilities                                                1,073                  969
                                                                            ------------------   ------------------

                                                       TOTAL LIABILITIES               134,445              123,506
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 5,000,000 shares;
    no shares issued                                                                         -                    -
   Common stock, no par value, authorized
    20,000,000 shares; issued and outstanding
    903,198 in 2000 and 888,733 in 1999                                                  4,688                5,006
   Unearned ESOP shares                                                                   (156)                (156)
   Accumulated other comprehensive income (loss)                                           (84)                 650
   Retained earnings, substantially restricted                                          11,164                9,942
                                                                            ------------------   ------------------

                                              TOTAL STOCKHOLDERS' EQUITY                15,612               15,442
                                                                            ------------------   ------------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $          150,057   $          138,948
                                                                            ==================   ==================

* Derived from audited financial statements

See accompanying notes.


                                                  KS Bancorp, Inc. and Subsidiary
                                         Consolidated Statements of Operations (Unaudited)
=====================================================================================================================

                                                              Three Months Ended             Nine Months ended
                                                                September 30,                   September 30,
                                                            2000            1999             2000          1999
                                                        -------------    ----------     -----------     ----------
                                                                   (In Thousands, except per share data)
INTEREST INCOME
   Loans                                                $       2,854    $    2,391     $     8,196     $    7,066
   Investments and deposits
     in other banks                                               172           186             556            511
   Interest-earning deposits with banks                            19            91              53            300
                                                        -------------    ----------     -----------     ----------

                            TOTAL INTEREST INCOME               3,045         2,668           8,805          7,877
                                                        -------------    ----------     -----------     ----------

INTEREST EXPENSE
   Deposit accounts                                             1,508         1,353           4,374          4,027
   Advances from Federal Home Loan Bank                           245            87             518            263
                                                        -------------    ----------     -----------     ----------

                           TOTAL INTEREST EXPENSE               1,753         1,440           4,892          4,290
                                                        -------------    ----------     -----------     ----------

                              NET INTEREST INCOME               1,292         1,228           3,913          3,587

PROVISION FOR LOAN LOSSES                                          54             -              64             32
                                                        -------------    ----------     -----------     ----------

                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES               1,238         1,228           3,849          3,555
                                                        -------------    ----------     -----------     ----------

NON-INTEREST INCOME
   Gain on sale of investments                                  1,262             -           1,262              -
   Other                                                          133            80             361            266
                                                        -------------    ----------     -----------     ----------

                        TOTAL NON-INTEREST INCOME               1,395            80           1,623            266
                                                        -------------    ----------     -----------     ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                 535           451           1,661          1,309
   Occupancy and equipment                                        130            31             389             90
   Other                                                          164           258             563            799
                                                        -------------    ----------     -----------     ----------

                       TOTAL NON-INTEREST EXPENSE                 829           740           2,613          2,198
                                                        -------------    ----------     -----------     ----------

                       INCOME BEFORE INCOME TAXES               1,804           568           2,859          1,623

   INCOME TAXES                                                   685           194           1,089            604
                                                        -------------    ----------     -----------     ----------

                                       NET INCOME       $       1,119    $      374     $     1,770     $    1,019
                                                        =============    ==========     ===========     ==========

BASIC NET INCOME PER COMMON SHARE                       $        1.27    $     0.43     $      1.98     $     1.18
                                                        =============    ==========     ===========     ==========

DILUTED NET INCOME PER COMMON SHARE                     $        1.24    $     0.39     $      1.93     $     1.07
                                                        =============    ==========     ===========     ==========

DIVIDEND PER COMMON SHARE                               $        0.20    $     0.20     $      0.60     $     0.60
                                                        =============    ==========     ===========     ==========

See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                           2000            1999
                                                                                       ------------    ------------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $      1,770    $      1,019
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net                                                         221             127
     Gain on sale of assets, net                                                             (1,262)             (1)
     Release of ESOP shares                                                                      36              41
     Deferred income taxes                                                                        -             (36)
     Provision for loan losses                                                                   64              32
     Change in assets and liabilities:
       Net decrease in loans held for sale                                                        -             761
       Increase in accrued interest receivable                                                 (225)           (162)
       (Increase) decrease in other assets                                                      120            (111)
       Increase in accrued expenses and other liabilities                                       104              85
                                                                                       ------------    ------------

                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES             828           1,755
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                                (2,000)         (5,229)
   Proceeds from sales, maturities, repayments and calls of:
     Available for sale investment securities                                                 2,445           1,135
     Held to maturity investment securities                                                     167             369
   Purchase of Federal Home Loan Bank stock                                                     (66)              -
   Proceeds from sale of non-marketable equity securities                                         -               2
   Net increase in loans                                                                    (14,646)         (8,148)
   Proceeds from sale of foreclosed real estate                                                   -              82
   Purchase of property and equipment                                                          (407)           (490)
                                                                                       ------------    ------------

                                                                   NET CASH USED BY
                                                               INVESTING ACTIVITIES         (14,507)        (12,279)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                         (165)          6,586
   Increase in borrowed funds                                                                11,000               -
   Repurchase of common stock                                                                  (379)           (296)
   Cash dividends paid                                                                         (548)           (518)
   Proceeds from exercise of stock options                                                       25               -
                                                                                       ------------    ------------

                                                               NET CASH PROVIDED BY
                                                               FINANCING ACTIVITIES           9,933           5,772
                                                                                       ------------    ------------

                                                               NET DECREASE IN CASH
                                                               AND CASH EQUIVALENTS          (3,746)         (4,752)

CASH AND CASH EQUIVALENTS, BEGINNING                                                          6,127          11,671
                                                                                       ------------    ------------

                                                  CASH AND CASH EQUIVALENTS, ENDING    $      2,381    $      6,919
                                                                                       ============    ============

See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of KS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

                                                              Three months ended           Nine months ended
                                                                 September 30,                September 30,
                                                         ---------------------------   ----------------------------
                                                             2000           1999            2000           1999
                                                         ------------   ------------   -------------   ------------
Weighted average number of common
   shares used in computing basic net
   income per share                                           883,569        860,568         894,476        863,092

Effect of dilutive stock options                               21,645         87,413          23,471         86,122
                                                          -----------   ------------   -------------   ------------

Weighted average number of common
   shares and dilutive potential common
   shares used in computing diluted net
   income per share                                           905,214        947,981         917,947        949,214
                                                         ============   ============   =============   ============


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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Consolidated total assets increased by $11.1 million during the nine months ended September 30, 2000, from $138.9 million at December 31, 1999 to $150.0 million at September 30, 2000. During the nine months, the Company continued to generate strong loan growth, as net loans increased by $14.5 million to $130.9 million. This loan growth was primarily funded by an increase of $11.0 million in advances from the Federal Home Loan Bank, with the balance of the funding provided from liquid assets. In the aggregate, liquid assets decreased from $18.1 million at December 31, 1999 to $13.8 million at September 30, 2000.

Total stockholders' equity was $15.6 million at September 30, 2000 as compared with $15.4 million at December 31, 1999, an increase of $170,000. During the period, the Company repurchased 21,266 shares of common stock under it's stock repurchase plan for $379,000 and paid regular quarterly dividends of $548,000 or $.60 per share. Additionally, during the nine month period, accumulated other comprehensive income, which consists of net unrealized gains and losses on available for sale investment securities, decreased $735,000 due to the realization of previously unrealized gains on securities net of a decrease in the net unrealized loss on securities held throughout the period. These decreases to stockholders' equity were offset by the Company's net income for the nine months of $1.8 million and earned ESOP compensation of $36,000, which was credited to common stock. At September 30, 2000, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

Net Income. Net income for the quarter ended September 30, 2000 was $1.1 million, or $1.27 per share, as compared with net income of $374,000, or $.43 per share, for the three months ended September 30, 1999, an increase of $745,000 or $.84 per share. This increase resulted principally from the gain on sale of investments discussed in the Other Income caption below.

Net Interest Income. Net interest income for the quarter ended September 30, 2000 was $1.3 million as compared with $1.2 million during the quarter ended September 30, 1999, an increase of $64,000. This increase resulted principally from an increased level of interest earning assets during the current quarter, primarily loans, which have higher yields than do other types of interest earning assets.

Provision for Loan Losses. The provision for loan losses was $54,000 for the quarter ended September 30, 2000 while there were net loan charge-offs of $14,000. There was no provision for loan losses and only minimal net loan charge-offs during the quarter ended September 30, 1999. At September 30, 2000, non-accrual loans aggregated $452,000, while the allowance for loan losses stood at $441,000.

Other Income. Other income was $1.4 million for the quarter ended September 30, 2000 as compared with $80,000 for the quarter ended September 30, 1999, an increase of $1.3 million, which resulted from gains realized on the sale of investment securities.

Other Expenses. Other expenses increased to $829,000 during the quarter ended September 30, 2000 as compared with $740,000 for the quarter ended September 30, 1999, an increase of $89,000. The increase resulted primarily from an increase in salaries and employee benefits of $84,000 as personnel additions were made subsequent to the quarter ended September 30, 1999.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.9% and 34.2% for the three months ended September 30, 2000 and 1999, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Net Income. Net income for the nine months ended September 30, 2000 was $1.8 million, or $1.98 per share, as compared with net income of $1.0 million, or $1.18 per share, for the nine months ended September 30, 1999, an increase of $751,000. This increase resulted primarily from the gain on sale of investment securities of $1.3 million, net of taxes of approximately $480,000.

Net Interest Income. Net interest income for the nine months ended September 30, 2000 was $3.9 million as compared with $3.6 million during the nine months ended September 30, 1999. This increase of $326,000 resulted principally from an increased level of interest earning assets during the current nine months, primarily loans, which have higher yields than do other types of interest earning assets.

Provision for Loan Losses. The provision for loan losses was $64,000 and $32,000 for the nine months ended September 30, 2000 and 1999, respectively. There were net loan charge-offs of $15,000 during the nine months ended September 30, 2000. Net charge-offs during the nine months ended September 30, 1999 were minimal. At September 30, 2000, non-accrual loans aggregated $452,000, while the allowance for loan losses stood at $441,000.

Other Income. Other income was $1.6 million for the nine months ended September 30, 2000 as compared with $266,000 for the nine months ended September 30, 1999, an increase of $1.4 million resulting principally from gains on the sale of investment securities of $1.3 million.

Other Expenses. Other expenses increased to $2.6 million during the nine months ended September 30, 2000 as compared with $2.2 million for the nine months ended September 30, 1999, an increase of $415,000. The increase resulted primarily from an increase in salaries and employee benefits of $352,000 as personnel additions were made subsequent to the nine-month period ended September 30, 1999. Other operational and facility costs experienced increases associated with the Company's continued growth.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.1% and 37.2% for the nine months ended September 30, 2000 and 1999, respectively.

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

As a North Carolina-chartered savings bank, KS Bank must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. KS Bank's liquidity ratio at September 30, 2000, as computed under North Carolina regulations, was approximately 9.2%. On a consolidated basis, liquid assets also represent approximately 9.2% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 2000, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 (27) Financial data schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  KS BANCORP, INC.


Date: November 8, 2000            By:   /s/ Harold T. Keen
                                        ----------------------------------------
                                        Harold T. Keen
                                        President and Chief Executive Officer



Date: November 8, 2000            By:   /s/ Earl W. Worley, Jr.
                                        ----------------------------------------
                                        Earl W. Worley, Jr.
                                        Chief Financial Officer