Form 10KSB
period 2000-12-31
KS BANCORP INC
filed 2001-03-28
CIK 912764

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the fiscal year ended         December 31, 2000
                                        -------------------------

               Commission file number       000-21881
                                      --------------------------

                               KS BANCORP, INC.
                (Name of small business issuer in its charter)

           North Carolina                              56-1842707
   -------------------------------                   --------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


          207 West Second Street                         27542
              P. O. Box 219                           ----------
          Kenly, North Carolina                       (Zip Code)
  ------------------------------------------
  (Address of principal executive offices)


                                (919) 284-4157
                          --------------------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


     Common Stock, no par value                        N/A
----------------------------         -------------------------------------------
(Title of class)                     (Name of each exchange on which registered)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No  _____
   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $13,677,740

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
Common Stock, no par value -- $11,015,952 (based on the last price which the stock was sold prior to March 16,2001).
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock, no par value                       905,598
     ----------------------------          -------------------------------
             (Class)                       (Outstanding at March 16, 2001)



                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 2000 (the "2000 Annual Report"), are incorporated by reference into Part I and
Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2001 (the "Proxy Statement"), are incorporated by reference into
Part III.
Portions of the Registration Statement of KS Bancorp, Inc. on Form S-1, Registration Statement No. 33-69522, dated September 25, 1993, as amended on November 3, 1993,are incorporated by reference into Part III.

    Transitional Small Business Disclosure Format (Check one):  Yes ____  No X
                                                                            ---

                                    PART I


ITEM 1.   BUSINESS

General

     Prior to December 29, 1993, KS Bank, Inc., formerly known as Kenly Savings Bank, Inc., SSB, (the "Bank") operated as a mutual North Carolina-chartered savings bank. On December 29, 1993, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. In connection with the conversion, all of the issued and outstanding capital stock of the Bank was acquired by KS Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock.

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended and the savings bank holding company laws of North Carolina. The Company's executive office is located at 207 West Second Street, Kenly, North Carolina. The Company's activities consist of owning and operating the Bank, holding certain indebtedness outstanding from the Bank's Employee Stock Ownership Plan (the "ESOP") and managing its investments. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP. In addition, the Company receives dividends which are declared and paid by the Bank on its capital stock.

     The Bank was chartered in 1924. It has been a member of the Federal Home Loan Bank system since 1936, and its deposits have been federally insured since 1961. The Bank's deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. As a North Carolina-chartered savings bank, the Bank is regulated and examined by the Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator") and the FDIC.

     The Bank conducts business through six offices in Kenly, Goldsboro, Wilson, Garner and Selma, North Carolina and a mortgage loan production office in Clayton, North Carolina. At December 31, 2000, the Company had consolidated total assets of $152.3 million, consolidated net loans of $133.3 million, consolidated deposits of $120.1 million and consolidated stockholders' equity of $15.8 million.

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

     At December 31, 2000, the Company and the Bank had a total of 44 full-time employees and no part-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank, holding the loan to the ESOP and managing its investments. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

Lending Activities

     General. The Bank is engaged primarily in the business of attracting deposits from the general public and using the deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of conventional first mortgage loans secured by real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 80.0% of the Bank's gross loan portfolio is secured by real estate. On December 31, 2000, the Bank's largest single outstanding loan had a balance of approximately $1.85 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $133.3 million at December 31, 2000, representing 87.5% of the Bank's total assets. Conventional first mortgage loans accounted for 64.7% of the Bank's gross loan portfolio, before net items, on December 31, 2000. Construction loans and equity line loans represented 7.4% and 8.7%, respectively, of the Bank's gross loan portfolio, before net items, on that date. See Note 3 of the "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Stockholders. As of December 31, 2000, 59.2% of the loans in the Bank's gross loan portfolio, before net items, had adjustable interest rates.

     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 2000. Fixed rate loans are shown as due in the period of contractual maturity. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. Amounts in the table are net of loans in process and are net of unamortized loan fees.



                                 More Than
                        One Yr.  1 Year to  More Than
                        Or Less   5 Years    5 Years     Total
                        -------  ---------  ---------  ---------

                                     (In Thousands)

     Fixed rate          $7,411   $ 22,347    $21,062   $ 50,820
     Adjustable rate      2,415     80,566         --     82,981
                         ------   --------    -------   --------

                         $9,826   $102,913    $21,062   $133,801
                         ======   ========    =======   ========


     The following table sets forth the dollar amount at December 31, 2000 of all loans maturing or repricing on or after December 31, 2001 which have fixed or adjustable interest rates.



                    Fixed    Adjustable
                    Rates      Rates      Total
                  ---------  ----------  --------

                          (In Thousands)

                  $43,409     $80,566    $123,975
                  =======     =======    ========

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

     Conventional First Mortgages. At December 31, 2000, 64.7% of the Bank's gross loan portfolio, before net items, was composed of conventional first mortgage loans. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of conventional first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. The Bank also makes conventional first mortgage loans secured by multi-family residential property and by nonresidential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. Loans secured by multi-family residential and nonresidential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

     Construction Lending. The Bank makes various types of construction loans primarily for the construction of single-family dwellings. On December 31, 2000, the aggregate gross outstanding balances of construction loans was approximately $10.4 million, representing 7.4% of the Company's gross loan portfolio, before net items. Some of these loans were made to investors who are constructing properties on a speculative basis; others were made to persons who are constructing properties for the purpose of occupying them. Loans made to investors are generally "pure construction" loans which require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other permanent loans.

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

     Home Equity Lines of Credit. At December 31, 2000, home equity loans totaled $12.2 million and comprised approximately 8.7% of the Bank's gross loan portfolio, before net items. These loans are generally secured by subordinate liens against residential dwellings. In many of these cases, the Bank holds the first lien on the security. Home equity lines of credit have terms of up to 15 years and interest rates which are adjustable based upon prime rates. Because these loans involve revolving lines of credit which can be drawn over a period of time, the Bank faces additional risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. Home equity loans are generally limited so that amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

     Consumer Loans. During 1997 the Bank began originating consumer loans and had $4.6 million in such loans outstanding on December 31, 2000. The Bank makes both secured and unsecured consumer loans. Some consumer loans have fixed interest rates; others have adjustable interest rates. Secured consumer loans have personal property, such as automobiles, or real property as collateral. Fixed rate consumer loans generally have shorter terms than adjustable rate loans. The Bank intends to increase the amount of consumer loans in its portfolio in future years.

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

     Nonperforming Assets. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2000, the Bank recorded no real estate acquired in settlement of loans.

     The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent as it establishes reserves for uncollected interest. Such interest when ultimately collected is credited to income in the period received. Interest on loans considered to be impaired is treated similarly. Loans delinquent more than 90 days amounted to $1,524,800 and $393,200 on December 31, 2000 and 1999, respectively. See Note 3 to "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Stockholders.

     The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, real estate owned and nonperforming investments in real estate at the dates indicated. There are no troubled debt restructurings in the years presented.

                                                             At December 31,
                                                     --------------------------------
                                                         2000       1999       1998
                                                         ----       ----       ----

                                                         (Dollars in Thousands)
Total nonaccrual loans delinquent 90 days or more     $  1,525   $    393   $    291
Real estate owned                                                       -          -
                                                      --------   --------   --------
  Total non-performing assets                         $  1,525   $    393   $    291
                                                      ========   ========   ========

Non-performing loans to total loans                       1.14%       .34%       .28%

Non-performing assets to total assets                     1.00%       .28%       .22%

Total assets                                          $152,297   $138,948   $130,892

Total loans                                           $133,312   $116,363   $105,335

     Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, general economic conditions, the types of loans being made, the creditworthiness of borrowers over the terms of the loans and, in the case of secured loans, the quality of the security for the loans. Management's policy is to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when management believes the uncollectibility of the loan balance is confirmed. The Bank's level of allowances for loan losses at December 31, 2000, 1999 and 1998 was $489,000, $392,000 and $359,000, respectively.

     Management continues to monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations regarding the allowance for loan losses, future adjustments may be necessary if circumstances change. In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

     The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.


                                      Year Ended December 31,
                                -----------------------------------
                                 2000    1999    1998   1997   1996
                                 ----    ----    ----   ----   ----
                                          (In Thousands)

Balance, beginning of period    $ 392   $ 359   $ 325  $ 302  $ 233

Provision for loan losses         113      36      34     23     69

Charge-offs                       (10)     (3)      -      -      -
                                -----   -----   -----  -----  -----

Balance, end of period          $ 489   $ 392   $ 359  $ 325  $ 302
                                =====   =====   =====  =====  =====


     The following table sets forth the composition of the allowance for possible loan losses by type of loan at the dates indicated.

                                                                                            At December31,
                                        -------------------------------------------------------------------------
                                                 2000                     1999                     1998
                                        -----------------------  -----------------------  -----------------------
                                                     Amount of                Amount of                Amount of
                                        Amount of    Loans to    Amount of    Loans to    Amount of     Loans to
                                        Allowance   Gross Loans  Allowance   Gross Loans  Allowance   Gross Loans
                                        ---------   -----------  ---------   -----------  ---------   -----------
                                                                                          (Dollars in Thousands)
Mortgage loans:
  Residential 1-4 family                     $ 261       53.37%        $218       55.61%        $197        54.78%
  Residential multi-family                      11        2.25%          10        2.55%          10         2.82%
  Nonresidential real estate and other
     property                                   56       11.45%          43       10.97%          21         5.78%
  Home equity and property improvement          65       13.29%          52       13.27%          61        17.00%
  Construction                                  49       10.03%          45       11.48%          44        12.35%
                                             -----      -------        ----      -------        ----       -------
Total real estate loans                      $ 442       90.39%        $368       93.88%        $333        92.73%

Other loans                                     47        9.61%          24        6.12%          26         7.27%
                                             -----      -------        ----      -------        ----       -------
Total allowance for loan losses              $ 489      100.00%        $392      100.00%        $359       100.00%
                                             =====      =======        ====      =======        ====       =======

                                          -------------------------------------------------
                                                   1997                     1996
                                          -----------------------  -----------------------
                                                       Amount of                Amount of
                                          Amount of    Loans to    Amount of    Loans to
                                          Allowance   Gross Loans  Allowance   Gross Loans
                                          ---------   -----------  ---------   -----------
Mortgage loans:
  Residential 1-4 family                        $212       65.02%        $200       74.58%
  Residential multi-family                         8        2.53%          13        4.33%
  Nonresidential real estate and other
     property                                      8        2.46%           6        2.81%
  Home equity and property improvement            49       15.20%          39        8.65%
  Construction                                    43       13.17%          44        9.40%
                                                ----      -------        ----      ------
Total real estate loans                         $320       98.37%        $302       99.77%
                                                                         ----      ------
Other loans                                        5        1.63%          --        0.23%
                                                ----      -------        ----      ------
Total allowance for loan losses                 $325      100.00%        $302      100.00%
                                                ====      =======        ====      ======

Investment Securities

     Interest and dividend income from investment securities, including mortgage-backed securities, generally provides the Bank's second largest source of income after interest on loans. At December 31, 2000, the Bank's investment portfolio totaled approximately $12.4 million and consisted of federal agency securities, mortgage-backed securities and stock of the Federal Home Loan Bank of Atlanta.

     As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to maintain an investment in stock of the Federal Home Loan Bank of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the Federal Home Loan Bank of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 2000, the Bank's investment in stock of the Federal Home Loan Bank of Atlanta was $942,500.

     North Carolina regulations require the Bank to maintain a minimum amount of liquid assets. The computation of liquidity allows the inclusion of mortgage-backed securities and other instruments which are readily marketable, including investments with maturities in excess of five years.

     See Note 2 of "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Stockholders.

Deposits and Borrowings

     Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, advances from the Federal Home Loan Bank of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. On December 31, 2000, 1999 and 1998, the Bank's deposits totaled $120.1 million, $116.5 million and $107.9, respectively.

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, negotiable order of withdrawal ("NOW") accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 2000, 82.5% of the Bank's deposits, consisted of certificate accounts, 3.5% consisted of regular savings accounts, 7.2% consisted of NOW accounts, 4.0% consisted of money market accounts and 2.8% consisted of noninterest-bearing transaction accounts. Of the certificates of deposit described above, $26.3 million, or 26.6% had denominations of $100,000 or greater. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings.
The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

     See Note 5 to the "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Stockholders.

     Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances from the Federal Home Loan Bank of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank of Atlanta's assessment of the institution's creditworthiness. The Bank had $15.8 million outstanding borrowings at December 31, 2000.

Subsidiaries

     The Company has no subsidiaries other than the Bank. The Bank has no subsidiaries.

Results of Operations

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances. Non-interest income, such as transaction and service fee income, affects the Bank's operations to a much lesser degree. The Bank's provisions for loan losses and operating expenses also influence the Bank's net income. The Bank's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, office occupancy costs, data processing expenses and federal deposit insurance premiums. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of regulatory authorities.

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

Competition

     The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Based upon comparative data as of June 30, 2000, the Bank had approximately 8.45% of the deposits in Johnston County, North Carolina, approximately 1.62% of the deposits in Wilson County, North Carolina, approximately 1.06% of the deposits in Wayne County, North Carolina, and less than 1% of the deposits in Wake County, North Carolina.

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

Supervision and Regulation of the Company

     The following is a summary of certain statutes and regulations applicable to the Company, but is not intended to be exhaustive and is qualified in its entirety by reference to all particular statutory or regulatory provisions. The business of bank holding companies is subject to extensive regulation and supervision under both federal and state law.

     General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended, the Company is subject to certain regulations of the Federal Reserve. Under the Bank Holding Company Act, a bank holding company such as the Company, which does not qualify as a financial holding company, is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Bank Holding Company Act also prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the Bank Holding Company Act prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of such non-banking related activities.

     Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person owns, controls, or has the power to vote 25% or more of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person owns, controls, or has the power to vote more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the Bank Holding Company Act also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator of the Savings Institutions Division, North Carolina Department of Commerce.

     Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act (the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. Certain provisions of the Act were effective immediately upon signing; other provisions generally took effect between 120 days and 18 months following enactment.

     Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act. See "Supervision and Regulation of the Company-- General," for a discussion of the traditional types of permissible activities for a bank holding company.

     National banks remain limited in the scope of activities they may exercise directly within the bank, but an eligible national bank may have a financial subsidiary that exercises many of the expanded financial services authorized for a financial holding company. A national bank cannot engage in merchant banking either directly or through a subsidiary, but a financial holding company is authorized to have an affiliate company that engages in merchant banking.

     Subject to approval by the appropriate state banking regulatory authority and upon meeting certain eligibility criteria, state banks may have financial subsidiaries that can engage in activities permitted for financial subsidiaries of national banks.

     Functional Regulation. The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies.
The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the Securities Exchange Commission and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

     Insurance. The GLB Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

     Privacy. The GLB Act imposes restrictions on the ability of financial services firms such as the Company and the Bank to share customer information with non-affiliated third parties. The GLB Act: 1) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; 2) currently requires that regulatory agencies to have standards for sharing customer information; 3) permits customers to prohibit ("opt-out") of the disclosure of personal information to non-affiliated third parties; 4) prohibits the sharing of customer information with marketers of credit card and other account numbers; and, 5) prohibits "pretext" calling. The privacy provisions, however, do allow a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provision became effective in November 2000, with full compliance required by July 1, 2001.

     Additional Provisions. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. The GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices. The GLB Act provides that financial institutions with less than $250 million in assets will normally be examined for compliance with the Community Reinvestment Act only once every five years if they maintain an "outstanding" rating and once every four years they if have a "satisfactory" rating. Community Reinvestment Act agreements between financial institutions and community groups must be disclosed and reported to the public.

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

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Dividend and Repurchase Limitations.   The Company must obtain Federal
Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited.

     Capital Maintenance Agreement. In connection with the Administrator's approval of the Company's application to acquire control of the Bank, the Company was required to execute a capital maintenance agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

     Federal Securities Laws. The Company has registered its common stock with the Securities Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended, are applicable to the Company.

Supervision and Regulation of the Bank

     The following is a summary of certain statutes and regulations applicable to the Bank but is not intended to be exhaustive and is qualified in its entirety by reference to all particular statutory or regulatory provisions. The business of state savings banks is subject to extensive regulation and supervision under both federal state law.

     General. The Bank is an insured North Carolina-chartered savings bank that is a member of the Federal Home Loan Bank system. Its deposits are insured through the Savings Association Insurance Fund of the FDIC, and it is subject to supervision and examination by and the regulations and reporting requirements of the FDIC and the Administrator, which are its primary federal and state banking regulators respectively.

     As an insured institution, the Bank is prohibited from engaging as principal in any activity, or acquiring or retaining any equity investment of a type or in an amount, that is not permitted for national banks unless (i) the FDIC determines that the activity or investment would pose no significant risk to the Savings Association Insurance Fund, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards. A savings bank generally is prohibited from investing more than 15% of its total assets in business, commercial, corporate and agricultural loans and from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds").

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a Federal Home Loan Bank; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     In addition, the Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings).

     The FDIC and the Administrator have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank.
The Company and the Bank are affiliates of each other. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also imposes additional limits on amounts a savings bank can loan to an executive officer or director.

     FDIC Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as "well capitalized," "adequately capitalized" or "undercapitalized." These three categories are substantially similar to the prompt corrective action categories (see "-Prompt Corrective Action"), with the "undercapitalized" category including institutions that are "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group. The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal banking regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. An institution's insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 31 basis points) are applied. In addition, the Bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

     An institution's deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. Under the Community Reinvestment Act as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the Community Reinvestment Act, the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their Community Reinvestment Act performance ratings. The Bank received a "satisfactory" rating in its last Community Reinvestment Act examination.

     Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Administrator requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the Administrator's net worth requirements as of December 31, 2000.

     In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank's capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC's requirements. Under the FDIC's risk-based capital measure, the minimum ratio ("Total Risk-Based Capital Ratio") of a bank's total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities ("Tier 2 Capital"). At December 31, 2000, the Bank's Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Risk-Based Capital Ratio") were 17.05% and 16.53%, respectively, which were well above the FDIC's minimum risk-based capital guidelines.

     Under the FDIC's leverage capital measure, the minimum ratio (the "Leverage Capital Ratio") of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2000, the Bank's Leverage Capital Ratio was 10.31% which was well above the FDIC's minimum leverage capital guidelines.

     Failure to meet the FDIC's capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action." The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank's net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank's net worth.

     As of December 31, 2000, the largest aggregate amount of loans which the Bank had to any one borrower was $2.2 million. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See "-Prompt Corrective Action." As of December 31, 2000, the Bank was considered "well capitalized," and, thus, was not subject to the limitations on rates payable on its deposits.

     Only "well capitalized" depository institutions may accept, renew or roll-over brokered deposits without prior regulatory approval. "Adequately capitalized" banks and savings banks may accept, renew or roll-over brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks and savings banks may not accept, renew or roll-over brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below. See "-Prompt Corrective Action."

     Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the Federal Home Loan Bank of Atlanta. On December 31, 2000, the Bank was in compliance with this requirement, with an investment in Federal Home Loan Bank of Atlanta of $942,500.

     Reserve Requirements. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank's reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank's interest-earning assets. At December 31, 2000, the Bank met FDIC reserve requirements.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     Liquidity. The Bank is subject to the liquidity requirements established by the Administrator. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank's total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2000, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 9.1%.

     Prompt Corrective Action. Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the FDIC has established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized"). The FDIC is required to take certain mandatory supervisory actions and is authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of any action taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for an institution that is critically undercapitalized.

     Under the FDIC's rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Capital Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be "well capitalized." A savings bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Capital Ratio of 4.0%" or greater, is considered to be "adequately capitalized." A savings bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Capital Ratio of less than 4.0%, is considered to be "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Capital Ratio of less than 3.0%, is considered to be "significantly undercapitalized," and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of these rules, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see "- Net Worth and Capital Adequacy Requirements of the Bank"), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

     A savings bank that is categorized as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," is required to submit an acceptable capital restoration plan to the FDIC. An "undercapitalized" savings bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any "undercapitalized" savings bank to take any of the actions it is required to or may take with respect to a "significantly undercapitalized" savings bank if it determines that those actions are necessary to carry out the purpose of the law.

     At December 31, 2000, the Bank had the requisite capital levels to qualify as "well capitalized."

     Interstate Banking. The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

     Subject to certain conditions and the states' right to opt out of certain provisions, the interstate banking laws also permit interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing merger transactions prior to June 1, 1997, or it could "opt out" and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The interstate banking laws also permit banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, under certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

     Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.

     In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's mutual to stock conversion.

     Other Federal and North Carolina Regulations. The federal banking agencies, including the FDIC, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

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

     Future Requirements. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions are introduced regularly. Neither the Company nor the Bank can predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.   PROPERTIES

     At December 31, 2000, the Company conducted its business from the Bank's headquarters office and a branch office in Kenly, North Carolina, and its branch offices in Selma, Goldsboro, Wilson and Garner, North Carolina. In addition, the Bank had a loan origination office in Clayton, North Carolina. The following table sets forth certain information regarding the Company's properties as of December 31, 2000. See Note 4 to the Company's Consolidated Financial Statements included in the 2000 Annual Report which is incorporated herein by reference. In the opinion of management, all properties are in good condition and are adequate for their purpose.



                                              Net Book Value   Owned or
          Address                              of Property      Leased
          -------                            ---------------   --------

      Kenly
           Corporate offices:
           207 West Second Street
           Kenly, North Carolina 27542             $647,033     Owned

           Branch facility:
           200 North Church Street
           Kenly, North Carolina 27542             $517,073     Owned

      Selma
           115 West Anderson Street
           Selma, North Carolina 27576             $230,675     Owned

      Wilson
           206 N. Ward Boulevard
           Wilson, North Carolina 27893            $485,835     Owned

      Clayton
           11440 Highway 70 West                   $ 13,762     Leased
           Clayton, North Carolina 27520

           11591 Highway 70 West                   $453,691     Owned
           Clayton, North Carolina 27250

      Goldsboro
           1112 E. Ash Street
           Goldsboro, North Carolina 27530         $284,603     Owned

      Garner
           920 7th Avenue
           Garner, North Carolina 27529            $102,836     Leased



The total net book value of the Company's furniture and equipment on December 31, 2000 was $632,298.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the sections captioned "Common Stock Information" on Page 36 and "Common Stock" on page 37 in the Company's 2000 Annual Report, which sections are incorporated herein by reference. See "Item 1. BUSINESS-- Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 9 in the Company's 2000 Annual Report, which section is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company set forth on pages 10 through 35 of the Company's 2000 Annual Report are incorporated herein by reference. The report of McGladrey & Pullen, LLP with respect to the consolidated statement of financial condition of the Company and subsidiary as of December 31, 1999 and the related consolidated statements of income, stockholders equity and cash flows for the year then ended is attached hereto as
Exhibit 99.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 16, 2000, KS Bancorp, Inc. (the "Company") informed McGladrey & Pullen, LLP that it would not be selected to serve as the Company's independent auditor for the year ended December 31, 2000. McGladrey & Pullen, LLP was the Company's independent auditor for the year ended December 31, 1999.

     Dixon Odom PLLC was selected as the Company's independent auditor for the 2000 fiscal year. Such selection was submitted to the Company's shareholders at the 2000 annual meeting of shareholders and was ratified. The decision to change independent auditors was based on several factors, including location and cost, and was approved by the Audit Committee. McGladrey & Pullen, LLP's report on the Company's financial statements for the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During such years and the subsequent interim period through the date of the Company's For 10-K for the year ended December 31, 1999, there were no disagreements between the Company and McGladrey & Pullen, LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of such auditor, would have caused it to make reference to the subject of such disagreement in connection with its reports. During the fiscal years ended December 31, 1999 and 1998 and the subsequent interim period through the date of the Company's Form 10-K for the year ended December 31, 1999, the Company did not consult Dixon Odom PLLC, with regard to either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees and Continuing Directors" on pages 7 and 8 of the Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1 -Election of Directors - Executive Officers" on page 13 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on pages 11 and 12 and " - "Management Compensation" on pages 13 through 18 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 through 6 of the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on pages 18 and 19 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

13(a)     Exhibits

          A listing of the exhibits to this Report on Form 10-KSB is set forth on the Index to Exhibits which immediately precedes such exhibits and is incorporated herein by reference.

13(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KS BANCORP, INC.



Date:  March 27, 2001               By:  /s/ Harold T. Keen
                                         -----------------------------------
                                         Harold T. Keen
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          Signature                        Title                   Date
          ---------                        -----                   ----

/s/ Harold T. Keen               President and Chief Executive   March 27, 2001
-----------------------------    Officer and Director
Harold T. Keen

/s/ Earl W. Worley, Jr.          Senior Vice President and       March 27, 2001
-----------------------------    Chief Financial Officer
Earl W. Worley

/s/ A. Carroll Coleman           Director                        March 27, 2001
-----------------------------
A. Carroll Coleman

/s/ R. Harold Hinnant            Director                        March 27, 2001
-----------------------------
R. Harold Hinnant

/s/ James C. Parker              Director                        March 27, 2001
-----------------------------
James C. Parker

/s/ R. Elton Parrish             Director                        March 27, 2001
-----------------------------
R. Elton Parrish

/s/ Ralph Edward Scott, Jr.      Director                        March 27, 2001
-----------------------------
Ralph Edward Scott, Jr.

/s/ Sidney E. Sauls              Director                        March 27, 2001
-----------------------------
Sidney E. Sauls

/s/ Gordon C. Woodruff           Director                        March 27, 2001
-----------------------------
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

(11) See Note 1 to Consolidated Financial Statements set forth on pages 16 through 21 of the Company's 2000 Annual Report to Stockholders attached hereto as Exhibit 13.

(13) 2000 Annual Report to Stockholders (excluding page 2, the Report to Stockholders)

(21)                See Item 1 "- Description of Business - Subsidiaries."

(23)(i)             Consent of Dixon Odom PLLC

(23)(ii)            Consent of McGladrey & Pullen, LLP

(99) Independent Auditor's Report of McGladrey and Pullen, LLP dated January 27, 2000