Form 10QSB
period 2001-03-31
KS BANCORP INC
filed 2001-05-11
CIK 912764

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


               [X]  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001


                   [_]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

    For the transition period ended ______________________________________


                    Commission File Number       000-22734
                                            ---------------------


                               KS BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         North Carolina                                     56-1842707
--------------------------------             -----------------------------------
 (State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                      Identification Number)


                   207 WEST SECOND STREET, KENLY, NC  27542
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (919) 284-4157
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes    X
                                                                        --------
No ____________

As of March 14, 2001, 908,834 shares of the issuer's common stock, no par value, were outstanding.

This report contains 10 pages.

                                                                                               Page No.
                                                                                               --------
Part I.  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               March 31, 2001 and December 31, 2000..........................................         3

               Consolidated Statements of Operations
               Three Months Ended March 31, 2001 and 2000....................................         4

               Consolidated Statements of Cash Flows
               Three Months Ended March 31, 2001 and 2000....................................         5

               Notes to Consolidated Financial Statements....................................         6

ITEM 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................................         7

Part II.  Other Information

               Item 6.  Exhibits and Reports on Form 8-K.....................................         9

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                        KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
================================================================================


                                                                                                   March 31,
                                                                                                     2001        December 31,
ASSETS                                                                                            (Unaudited)       2000*
                                                                                                 -------------   ------------
                                                                                                         (In Thousands)
Cash and due from banks                                                                               $    638       $  1,694
Interest-earning deposits with banks                                                                     6,174            673
Investment securities available for sale, at fair value                                                 10,701         10,589
Investment securities held to maturity, at amortized cost                                                  773            895
Loans receivable, net                                                                                  134,116        133,312
Accrued interest receivable                                                                              1,061          1,128
Federal Home Loan Bank stock, at cost                                                                    1,008            942
Property and equipment, net                                                                              2,923          2,736
Other assets                                                                                               251            328
                                                                                                      --------       --------

                                                                     TOTAL ASSETS                     $157,645       $152,297
                                                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits                                                                                             $123,856       $120,073
 Advances from Federal Home Loan Bank                                                                   16,800         15,800
 Accrued expenses and other liabilities                                                                    834            581
                                                                                                      --------       --------

                                                                TOTAL LIABILITIES                      141,490        136,454
                                                                                                      --------       --------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding                -              -
 Common stock, 20,000,000 shares authorized;
  908,834 and 905,598 shares issued and
  outstanding in 2001 and 2000, respectively                                                             4,753          4,718
 Unearned ESOP shares                                                                                     (117)          (117)
 Accumulated other comprehensive income                                                                    134             36
 Retained earnings, substantially restricted                                                            11,385         11,206
                                                                                                      --------       --------

                                                       TOTAL STOCKHOLDERS' EQUITY                       16,155         15,843
                                                                                                      --------       --------

                                                            TOTAL LIABILITIES AND
                                                             STOCKHOLDERS' EQUITY                     $157,645       $152,297
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

                        KS Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                    2001         2000
                                                                 ---------     --------
                                                                 (In Thousands except
                                                                    per share data)
INTEREST INCOME
 Loans                                                            $2,999       $2,610
 Investments and deposits in other banks                             178          189
 Interest-earning deposits with banks                                 17           17
                                                                  ------       ------

                                      TOTAL INTEREST INCOME        3,194        2,816
                                                                  ------       ------

INTEREST EXPENSE
 Deposit accounts                                                  1,629        1,429
 Advances from Federal Home Loan Bank                                251          113
                                                                  ------       ------

                                     TOTAL INTEREST EXPENSE        1,880        1,542
                                                                  ------       ------

                                        NET INTEREST INCOME        1,314        1,274

PROVISION FOR LOAN LOSSES                                              -            2
                                                                  ------       ------

                                  NET INTEREST INCOME AFTER
                                  PROVISION FOR LOAN LOSSES        1,314        1,272
                                                                  ------       ------

NON-INTEREST INCOME                                                  208          115
                                                                  ------       ------

NON-INTEREST EXPENSE
 Salaries and employee benefits                                      581          536
 Occupancy and equipment                                             134          130
 Other                                                               204          184
                                                                  ------       ------

                                 TOTAL NON-INTEREST EXPENSE          919          850
                                                                  ------       ------

                                 INCOME BEFORE INCOME TAXES          603          537

INCOME TAXES                                                         243          207
                                                                  ------       ------

                                                 NET INCOME       $  360       $  330
                                                                  ======       ======

BASIC NET INCOME PER COMMON SHARE                                 $  .41       $  .37
                                                                  ======       ======

DILUTED NET INCOME PER COMMON SHARE                               $  .40       $  .36
                                                                  ======       ======

DIVIDEND PER COMMON SHARE                                         $  .20       $  .20
                                                                  ======       ======

See accompanying notes.

                        KS Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                          Three Months Ended
                                                                March 31,
                                                          -----------------
                                                             2001      2000
                                                          --------   -------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $   360   $   330
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                  74        73
   Amortization, net                                              1         3
   Release of ESOP shares                                        11        13
   Provision for loan losses                                      -         2
   Change in assets and liabilities:
    (Increase) decrease in accrued interest receivable           67       (57)
    (Increase) decrease in other assets                          16       (41)
    Increase in accrued expenses and other liabilities          253        39
                                                            -------   -------

                                  NET CASH PROVIDED BY
                                  OPERATING ACTIVITIES          782       362
                                                            -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
   Available for sale investment securities                  (2,750)   (1,000)
 Proceeds from sales, maturities and calls of:
   Available for sale investment securities                   2,796        58
   Held to maturity investment securities                       122         -
 Purchase of Federal Home Loan Bank stock                       (66)      (65)
 Net increase in loans                                         (804)   (5,473)
 Purchase of property and equipment                            (261)      (38)
                                                            -------   -------

                                      NET CASH USED BY
                                  INVESTING ACTIVITIES         (963)   (6,518)
                                                            -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                     3,783     1,235
 Increase in borrowed funds                                   1,000     4,000
 Cash dividends paid                                           (181)     (184)
 Proceeds from exercise of stock options                         24         -
                                                            -------   -------

                                  NET CASH PROVIDED BY
                                  FINANCING ACTIVITIES        4,626     5,051
                                                            -------   -------

                                  NET DECREASE IN CASH
                                  AND CASH EQUIVALENTS        4,445    (1,105)

CASH AND CASH EQUIVALENTS, BEGINNING                          2,367     6,127
                                                            -------   -------

                     CASH AND CASH EQUIVALENTS, ENDING      $ 6,812   $ 5,022
                                                            =======   =======

See accompanying notes.

                        KS Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of KS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


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

                                                Three months ended March 31,
                                                ----------------------------
                                                  2001                2000
                                                -------              -------
Weighted average number of common shares used
 in computing basic net Income per share        887,678              901,211

Effect of dilutive stock options                 20,867               25,378
                                                -------              -------

Weighted average number of common shares
 and dilutive potential common shares used
 in computing diluted net income per share      908,545              926,589
                                                =======              =======

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $458,000 and $255,000, respectively.

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Consolidated total assets increased by $5.3 million during the three months ended March 31, 2001, from $152.3 million at December 31, 2000 to $157.6 million at March 31, 2001. This growth in total assets resulted from an increase in net loans receivable during the quarter of $804,000 to $134.1 million and an increase of liquid assets (in the aggregate) of $4.4 million from $13.9 million at December 31, 2000 to $18.3 million at March 31, 2001. This growth was funded by an increase of $1.0 in advances from the Federal Home Loan Bank and an increase in customer deposits of $3.8 million.

Total stockholders' equity increased $312,000 from $15.8 million at December 31, 2000 to $16.1 million at March 31, 2001. This increase resulted principally from net income of $360,000 for the three months, and unrealized gains on available for sale investment securities during the period of $98,000 net of the regular quarterly dividend during the period of $181,000, or $.20 per share.

Comparison of Results of Operations for the Three months ended March 31, 2001 and 2000

Net Income. Net income for the quarter ended March 31, 2001 was $360,000, or $.41 per share, as compared with net income of $330,000, or $.37 per share, for the three months ended March 31, 2000, an increase of $30,000. Increases in net interest income and non-interest income for the quarter ended March 31, 2001 of $40,000 and $93,000, respectively, were offset by an increase of $69,000 in non-interest expenses. The provision for loan losses decreased by $2,000 during the quarter.

Net Interest Income. Net interest income for the quarter ended March 31, 2001 increased $40,000 from an increased level of interest earning assets. The increase in interest-earning assets occurred primarily in loans receivable and interest-earning deposits with banks.

Provision for Loan Losses. The provision for loan losses was $0 and $2,000 for the quarters ended March 31, 2001 and 2000, respectively. There were no net loan charge-offs during either quarter. At March 31, 2001, nonaccrual loans aggregated $357,000, while the allowance for loan losses stood at $489,000.

Other Income. Other income was $208,000 for the quarter ended March 31, 2001 as compared with $115,000 for the quarter ended March 31, 2000, an increase of $93,000.

Other Expenses. Other expenses increased to $919,000 during the quarter ended March 31, 2001 as compared with $850,000 for the quarter ended March 31, 2000, an increase of $69,000. The increase resulted primarily from an increase in salaries and employee benefits of $45,000.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 40.3% and 38.5% for the three months ended March 31, 2001 and 2000, respectively.

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

As a North Carolina-chartered savings bank, KS Bank must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. KS Bank's liquidity ratio at March 31, 2001, as computed under North Carolina regulations, was approximately 11.6%. On a consolidated basis, liquid assets also represent approximately 11.6% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 2001, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

          None

          (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              KS BANCORP, INC.


Date: May 9, 2001             By: /s/ Harold T. Keen
                                  -----------------------------------------
                                  Harold T. Keen
                                  President and Chief Executive Officer



Date: May 9, 2001             By: /s/ Earl W. Worley, Jr.
                                  -----------------------------------------
                                  Earl W. Worley, Jr.
                                  Chief Financial Officer