Form 10QSB
period 2001-06-30
KS BANCORP INC
filed 2001-08-13
CIK 912764

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001


                    [_] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

               For the transition period ended ________________


                  Commission File Number       000-22734
                                        ---------------------


                               KS BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         NORTH CAROLINA                                        56-1842707
-------------------------------                          -----------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No ______
    -----

As of July 23, 2001, 909,054 shares of the issuer's common stock, no par value, were outstanding.

This report contains 11 pages.

                                                                                                 Page No.
                                                                                                 --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition
              June 30, 2001 and December 31, 2000..................................................   3

              Consolidated Statements of Operations
              Three Months and Six Months Ended June 30, 2001 and 2000.............................   4

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2001 and 2000..............................................   5

              Notes to Consolidated Financial Statements...........................................   6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....   7

Part II. Other Information

              Item 4.  Submission of Matters to a Vote of Securities Holders.......................  10

              Item 6.  Exhibits and Reports on Form 8-K............................................  10

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                        KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------


                                                                                                    June 30,
                                                                                                      2001         December 31,
ASSETS                                                                                            (Unaudited)         2000*
                                                                                                 -------------       --------
                                                                                                          (In Thousands)

Cash and due from banks                                                                               $    714       $  1,694
Interest-earning deposits with banks                                                                     4,651            673
Investment securities available for sale, at fair value                                                 12,681         10,589
Investment securities held to maturity, at amortized cost                                                  108            895
Loans receivable, net                                                                                  136,124        133,312
Accrued interest receivable                                                                                962          1,128
Federal Home Loan Bank stock, at cost                                                                    1,008            942
Property and equipment, net                                                                              3,858          2,736
Other assets                                                                                               592            328
                                                                                                      --------       --------

   TOTAL ASSETS                                                                                       $160,698       $152,297
                                                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits                                                                                             $123,911       $120,073
 Advances from Federal Home Loan Bank                                                                   19,800         15,800
 Accrued expenses and other liabilities                                                                    732            581
                                                                                                      --------       --------

   TOTAL LIABILITIES                                                                                   144,443        136,454
                                                                                                      --------       --------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares authorized;
  no shares issued and outstanding                                                                           -              -
 Common stock, 20,000,000 shares authorized;
  909,054 and 905,598 shares issued and
  outstanding in 2001 and 2000, respectively                                                             4,768          4,718
 Unearned ESOP shares                                                                                     (117)          (117)
 Accumulated other comprehensive income                                                                    168             36
 Retained earnings, substantially restricted                                                            11,436         11,206
                                                                                                      --------       --------

   TOTAL STOCKHOLDERS' EQUITY                                                                           16,255         15,843
                                                                                                      --------       --------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                                               $160,698       $152,297
                                                                                                      ========       ========

* Derived from audited financial statements


Se accompanying notes.

                        KS Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                   Three Months Ended       Six Months ended
                                                        June 30,                  June 30,
                                                   ------------------       -----------------
                                                    2001        2000         2001       2000
                                                   ------      ------       ------     ------
                                                      (In Thousands, except per share data)
INTEREST INCOME
 Loans                                             $2,930      $2,732       $5,929     $5,342
 Investments securities                               212         195          390        384
 Interest-earning deposits with banks                  51          17           68         34
                                                   ------      ------       ------     ------

                       TOTAL INTEREST INCOME        3,193       2,944        6,387      5,760
                                                   ------      ------       ------     ------

INTEREST EXPENSE
 Deposits                                           1,621       1,438        3,249      2,866
 Advances from Federal Home Loan Bank                 243         160          495        273
                                                   ------      ------       ------     ------

                      TOTAL INTEREST EXPENSE        1,864       1,598        3,744      3,139
                                                   ------      ------       ------     ------

                         NET INTEREST INCOME        1,329       1,346        2,643      2,621

PROVISION FOR LOAN LOSSES                              23           8           23         10
                                                   ------      ------       ------     ------

                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES        1,306       1,338        2,620      2,611
                                                   ------      ------       ------     ------

NON-INTEREST INCOME                                   136         113          343        228
                                                   ------      ------       ------     ------

NON-INTEREST EXPENSE
 Salaries and employee benefits                       602         589        1,184      1,126
 Occupancy and equipment                              151         128          284        259
 Other                                                319         215          522        399
                                                   ------      ------       ------     ------

                  TOTAL NON-INTEREST EXPENSE        1,072         932        1,990      1,784
                                                   ------      ------       ------     ------

                  INCOME BEFORE INCOME TAXES          370         519          973      1,055

 INCOME TAXES                                         137         197          380        404
                                                   ------      ------       ------     ------

                                  NET INCOME       $  233      $  322       $  593     $  651
                                                   ======      ======       ======     ======

BASIC NET INCOME PER COMMON SHARE                  $ 0.26      $ 0.36       $ 0.67     $ 0.72
                                                   ======      ======       ======     ======

DILUTED NET INCOME PER COMMON SHARE                $ 0.26      $ 0.35       $ 0.65     $ 0.70
                                                   ======      ======       ======     ======

DIVIDEND PER COMMON SHARE                          $ 0.20      $ 0.20       $ 0.40     $ 0.40
                                                   ======      ======       ======     ======

See accompanying note.

                        KS Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                      Six Months Ended
                                                                          June 30,
                                                                     ------------------
                                                                        2001      2000
                                                                     -------   -------
                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $   593   $   651
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                          145       147
   Amortization, net                                                       2         1
   Release of ESOP shares                                                 24        27
   Provision for loan losses                                              23        10
   Change in assets and liabilities:
    (Increase) decrease in accrued interest receivable                   166      (131)
    (Increase) decrease in other assets                                 (264)       86
    Increase (decrease) in accrued expenses and other liabilities         70       (92)
                                                                     -------   -------
                                              NET CASH PROVIDED BY
                                              OPERATING ACTIVITIES       759       699
                                                                     -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
   Available for sale investment securities                           (4,750)   (1,000)
 Proceeds from sales, maturities, repayments and calls of:
   Available for sale investment securities                            2,869        98
   Held to maturity investment securities                                787         9
 Purchase of Federal Home Loan Bank stock                                (66)      (65)
 Net increase in loans                                                (2,835)   (8,033)
 Purchase of property and equipment                                   (1,267)      (77)
                                                                     -------   -------
                                                  NET CASH USED BY
                                              INVESTING ACTIVITIES    (5,262)   (9,068)
                                                                     -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                   3,838      (406)
 Increase in borrowed funds                                            4,000     7,000
 Repurchase of common stock                                                -      (378)
 Cash dividends paid                                                    (363)     (369)
 Proceeds from exercise of stock options                                  26         1
                                                                     -------   -------

                                              NET CASH PROVIDED BY
                                              FINANCING ACTIVITIES     7,501     5,848
                                                                     -------   -------

                                        NET INCREASE (DECREASE) IN
                                         CASH AND CASH EQUIVALENTS     2,998    (2,521)

CASH AND CASH EQUIVALENTS, BEGINNING                                   2,367     6,127
                                                                     -------   -------

                                 CASH AND CASH EQUIVALENTS, ENDING   $ 5,365   $ 3,606
                                                                     =======   =======

See accompanying notes.

                        KS Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of KS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

                                         Three months ended  Six months ended
                                              June 30,           June 30,
                                         ------------------  ----------------
                                          2001      2000      2001     2000
                                         -------   -------   -------  -------

Weighted average number of common
 shares used in computing basic net
 income per share                         889,888   898,772   887,898  899,992

Effect of dilutive stock options           20,363    23,717    20,590   25,547
                                          -------   -------   -------  -------

Weighted average number of common
 shares and dilutive potential common
 shares used in computing diluted net
 income per share                         910,251   922,489   908,488  925,539
                                          =======   =======   =======  =======

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $266,290 and $262,533, respectively.

For the six months ended June 30, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $724,830 and $516,996, respectively.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Consolidated total assets increased by $8.5 million during the six months ended June 30, 2001, from $152.2 million at December 31, 2000 to $160.7 million at June 30, 2001. During the six months, the Company generated loan growth of $2.8 million, as loans increased to $136.1 million. Liquid assets (in the aggregate) increased by $4.3 million from $13.9 million at December 31, 2000 to $18.1 million at June 30, 2001. Both the loan and liquid asset growth was funded by an increase of $4.0 million in advances from the Federal Home Loan Bank and an increase in customer deposits of $3.8 million.

Total stockholders' equity was $16.3 million at June 30, 2001 as compared with $15.8 million at December 31, 2000, an increase of $412,000. This increase resulted principally from net income and unrealized gains on available for sale investment securities during the six months ended June 30, 2001, of $593,000 and $132,000, respectively. These increases were partially offset by dividends paid to shareholders during the period of $363,000, or $.40 per share. Stockholders equity increased additionally by $50,000 during this same period as a result of the exercise of stock options and earned ESOP compensation. At June 30, 2001, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Income. Net income for the quarter ended June 30, 2001 was $233,000, or $.26 per share, as compared with net income of $322,000, or $.36 per share, for the three months ended June 30, 2000, a decrease of $89,000 or $.10 per share. An increase of $249,000 in interest income for the current quarter was offset by increases of $266,000 in interest expense and $140,000 in non-interest expenses.

Net Interest Income. Net interest income for the quarter ended June 30, 2001 decreased $17,000 due to the increased level of interest-bearing liabilities. The increase in interest-earning assets was offset by the increase in both deposits and advances from the Federal Home Loan Bank.

Provision for Loan Losses. The provision for loan losses was $23,000 and $8,000 for the quarters ended June 30, 2001 and 2000, respectively. There were net loan charge-offs of $13,000 during the quarter ended June 30, 2001 as compared with net charge-offs of $5,000 during the quarter ended June 30, 2000. At June 30, 2001, non-accrual loans aggregated $897,000, while the allowance for loan losses stood at $499,000.

Non-interest Income. Non-interest income was $136,000 for the quarter ended June 30, 2001 as compared with $113,000 for the quarter ended June 30, 2000, an increase of $23,000.

Non-interest Expenses. Non-interest expenses increased to $1.1 million during the quarter ended June 30, 2001 as compared with $932,000 for the quarter ended June 30, 2000, an increase of $140,000. The increase resulted primarily from an increase in other operational and facility costs of $104,000 associated with the Company's continued growth.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.1% and 38.0% for the three months ended June 30, 2001 and 2000, respectively.


Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000

Net Income. Net income for the six months ended June 30, 2001 was $593,000, or $.67 per share, as compared with net income of $651,000, or $.72 per share, for the six months ended June 30, 2000, a decrease of $58,000. An increase in net interest income for the six months ended June 30, 2001 of $20,000 and an increase in non-interest income of $116,000 for the same period, was offset by an increase of $207,000 in non-interest expenses.

Net Interest Income. Net interest income for the six months ended June 30, 2001 increased $22,000 due to the increased level of interest-earning assets during the current six months, primarily loans, which have higher yields than do other types of interest-earning assets.

Provision for Loan Losses. The provision for loan losses was $23,000 and $10,000 for the six months ended June 30, 2001 and 2000, respectively. There were net loan charge-offs of $13,000 during the six months ended June 30, 2001 as compared with net charge-offs of $5,000 during the six months ended June 30, 2000. At June 30, 2001, non-accrual loans aggregated $897,000, while the allowance for loan losses stood at $499,000.

Non-interest Income. Non-interest income was $343,000 for the six months ended June 30, 2001 as compared with $228,000 for the six months ended June 30, 2000, an increase of $115,000. This increase resulted principally from an increase in transaction and service fee income.

Non-interest Expenses. Non-interest expenses increased to $2.0 million during the six months ended June 30, 2001 as compared with $1.8 million for the six months ended June 30, 2000, an increase of $206,000. The increase resulted primarily from an increase in other operational and facility costs of $123,000 associated with the Company's continued growth. Salaries and employee benefits and occupancy and equipment expenses also increased.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 39.0% and 38.3% for the six months ended June 30, 2001 and 2000, respectively.

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

As a North Carolina-chartered savings bank, KS Bank must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. KS Bank's liquidity ratio at June 30, 2001, as computed under North Carolina regulations, was approximately 11.2%. On a consolidated basis, liquid assets also represent approximately 11.3% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At June 30, 2001, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Stockholders was held on May 1, 2001. Of 908,834 shares entitled to vote at the meeting, 766,351 shares voted. The following matters were voted on at the meeting:

          1.   Election of directors:

               R. Harold Hinnant, R. Elton Parrish and A. Carroll Coleman were all elected to three-year terms with 84.3% of the shares voted.

          2. Dixon Odom PLLC was ratified to serve as independent auditor for the year ending December 31, 2001 with 83.9% of the shares voted.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        KS BANCORP, INC.


Date: August 9, 2001                    By: /s/ Harold T. Keen
                                            ----------------------------------
                                            Harold T. Keen
                                            President and Chief Executive
                                            Officer



Date: August 9, 2001                    By: /s/ Earl W. Worley, Jr.
                                           -----------------------------------
                                           Earl W. Worley, Jr.
                                           Chief Financial Officer