Form 10QSB
period 2001-09-30
KS BANCORP INC
filed 2001-11-14
CIK 912764

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                 For the transition period ended________________



                        Commission File Number  000-22734
                                              --------------

                               KS BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NORTH CAROLINA                               56-1842707
---------------------------------              ------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                                                      ---

As of November 8, 2001, 1,136,438 shares of the issuer's common stock, no par value, were outstanding.

This report contains 12 pages.



                                                                                               Page No.
                                                                                               --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             September 30, 2001 and December 31, 2000 .........................................   3

             Consolidated Statements of Operations
             Three Months and Nine Months Ended September 30, 2001 and 2000 ...................   4

             Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2001 and 2000 ....................................   5

             Notes to Consolidated Financial Statements .......................................   6

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results
          of Operations .......................................................................   8

Part II.  Other Information

             Item 6.  Exhibits and Reports on Form 8-K ........................................  11


Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                         KS Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                               September 30,
                                                                                   2001          December 31,
ASSETS                                                                          (Unaudited)         2000*
                                                                               ------------      ------------
                                                                                       (In Thousands)

Cash and due from banks                                                        $        885      $      1,694
Interest-earning deposits with banks                                                  3,036               673
Investment securities available for sale, at fair value                              12,771            10,589
Investment securities held to maturity, at amortized cost                               104               895
Loans receivable, net                                                               137,430           133,312
Accrued interest receivable                                                             941             1,128
Federal Home Loan Bank stock, at cost                                                 1,007               942
Property and equipment, net                                                           4,036             2,736
Other assets                                                                            670               328
                                                                               ------------      ------------

                                                            TOTAL ASSETS       $    160,880      $    152,297
                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                     $    125,955      $    120,073
  Advances from Federal Home Loan Bank                                               16,800            15,800
  Accrued expenses and other liabilities                                              1,457               581
                                                                               ------------      ------------

                                                       TOTAL LIABILITIES            144,212           136,454
                                                                               ------------      ------------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 5,000,000 shares
  authorized; no shares issued and outstanding                                            -                 -
 Common stock, 20,000,000 shares authorized;
  1,136,438 and 905,598 shares issued and
  outstanding in 2001 and 2000, respectively                                          4,789             4,718
 Unearned ESOP shares                                                                  (117)             (117)
 Accumulated other comprehensive income                                                 268                36
 Retained earnings, substantially restricted                                         11,728            11,206
                                                                               ------------      ------------

                                              TOTAL STOCKHOLDERS' EQUITY             16,668            15,843
                                                                               ------------      ------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY       $    160,880      $    152,297
                                                                               ============      ============

*Derived from audited financial statements

See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                            Three Months Ended              Nine Months ended
                                                               September 30,                   September 30,
                                                        ---------------------------     --------------------------
                                                            2001            2000            2001           2000
                                                        -------------    ----------     -----------     ----------
                                                                   (In Thousands, except per share data)
INTEREST INCOME
   Loans                                                $       2,924    $    2,854     $     8,853     $    8,196
   Investments securities                                         207           172             597            556
   Interest-earning deposits with banks                            24            19              91             53
                                                        -------------    ----------     -----------     ----------

                            TOTAL INTEREST INCOME               3,155         3,045           9,541          8,805
                                                        -------------    ----------     -----------     ----------

INTEREST EXPENSE
   Deposits                                                     1,478         1,508           4,727          4,374
   Advances from Federal Home Loan Bank                           258           245             753            518
                                                        -------------    ----------     -----------     ----------

                           TOTAL INTEREST EXPENSE               1,736         1,753           5,480          4,892
                                                        -------------    ----------     -----------     ----------

                              NET INTEREST INCOME               1,419         1,292           4,061          3,913

PROVISION FOR LOAN LOSSES                                          80            54             102             64
                                                        -------------    ----------     -----------     ----------

                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES               1,339         1,238           3,959          3,849
                                                        -------------    ----------     -----------     ----------

NON-INTEREST INCOME
   Gain on sale of investments                                      -         1,262               -          1,262
   Other                                                          532           133             876            361
                                                        -------------    ----------     -----------     ----------

                        TOTAL NON-INTEREST INCOME                 532         1,395             876          1,623
                                                        -------------    ----------     -----------     ----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                 645           535           1,829          1,661
   Occupancy and equipment                                        165           130             449            389
   Other                                                          284           164             807            563
                                                        -------------    ----------     -----------     ----------

                       TOTAL NON-INTEREST EXPENSE               1,094           829           3,085          2,613
                                                        -------------    ----------     -----------     ----------

                       INCOME BEFORE INCOME TAXES                 777         1,804           1,750          2,859

   INCOME TAXES                                                   301           685             681          1,089
                                                        -------------    ----------     -----------     ----------

                                       NET INCOME       $         476    $    1,119     $     1,069     $    1,770
                                                        =============    ==========     ===========     ==========

BASIC NET INCOME PER COMMON SHARE                       $        0.42    $     1.01     $      0.95     $     1.58
                                                        =============    ==========     ===========     ==========

DILUTED NET INCOME PER COMMON SHARE                     $        0.41    $      .99     $      0.93     $     1.54
                                                        =============    ==========     ===========     ==========

DIVIDEND PER COMMON SHARE                               $        0.16    $     0.16     $      0.48     $     0.48
                                                        =============    ==========     ===========     ==========


See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                           2001            2000
                                                                                       ------------    ------------
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $      1,069    $      1,770
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                                                  241             221
  Amortization, net                                                                              (3)         (1,262)
  Release of ESOP shares                                                                          -              36
  Provision for loan losses                                                                     102              64
  Change in assets and liabilities:
    (Increase) decrease in accrued interest receivable                                          188            (225)
    (Increase) decrease in other assets                                                        (166)            120
    Increase in accrued expenses and other liabilities                                          734             104
                                                                                       ------------    ------------

                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES           2,165             828
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
  Available for sale investment securities                                                   (4,750)         (2,000)
 Proceeds from sales, maturities, repayments and calls of:
  Available for sale investment securities                                                    2,945           2,445
  Held to maturity investment securities                                                        790             167
 Purchase of Federal Home Loan Bank stock                                                       (65)            (66)
 Net increase in loans                                                                       (4,397)        (14,646)
 Purchase of property and equipment                                                          (1,541)           (407)
                                                                                       ------------    ------------

                                                                   NET CASH USED BY
                                                               INVESTING ACTIVITIES          (7,018)        (14,507)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                          5,883            (165)
 Increase in borrowed funds                                                                   1,000          11,000
 Repurchase of common stock                                                                       -            (379)
 Cash dividends paid                                                                           (547)           (548)
 Proceeds from exercise of stock options                                                         71              25
                                                                                       ------------    ------------

                                                               NET CASH PROVIDED BY
                                                               FINANCING ACTIVITIES           6,407           9,933
                                                                                       ------------    ------------

                                                         NET INCREASE (DECREASE) IN
                                                          CASH AND CASH EQUIVALENTS           1,554          (3,746)

CASH AND CASH EQUIVALENTS, BEGINNING                                                          2,367           6,127
                                                                                       ------------    ------------

                                                  CASH AND CASH EQUIVALENTS, ENDING    $      3,921    $      2,381
                                                                                       ============    ============

See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of KS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER COMMON SHARE

Net income per common share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. In accordance with generally accepted accounting principles, employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released. The weighted average number of shares outstanding or assumed to be outstanding are summarized below. The number of shares outstanding in 2000 has been restated to include the effects of the 25% stock split described in Note D.

                                                Three months ended       Nine months ended
                                                   September 30,           September 30,
                                             -----------------------  ----------------------
                                                 2001        2000        2001        2000
                                             ------------ ----------  ----------  ----------
Weighted average number of common
   shares used in computing basic net
   income per share                            1,132,653   1,104,332   1,121,874   1,117,965

Effect of dilutive stock options                  29,292      27,055      27,836      29,339
                                             -----------   ---------  ----------  ----------

Weighted average number of common shares
   and dilutive potential common shares
   used in computing diluted net income
   per share                                   1,161,945   1,131,387   1,149,710   1,147,304
                                             ===========   =========  ==========  ==========

                         KS Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $576,000 and $519,000, respectively.

For the nine months ended September 30, 2001 and 2000, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1.3 million and $1.0 million, respectively.

NOTE D - STOCK SPLIT

On July 9, 2001, the Board of Directors of KS Bancorp, Inc. declared a 25% stock split payable on August 6, 2001 to stockholders of record on July 24, 2001. All per share amounts have been restated to include the effects of this stock split.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002 is not expected to affect the Company's financial statements.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Consolidated total assets increased by $8.6 million during the nine months ended September 30, 2001, from $152.3 million at December 31, 2000 to $160.9 million at September 30, 2001. During the nine months, the Company generated loan growth of $4.1 million, as loans increased to $137.4 million. Liquid assets (in the aggregate) increased by $2.9 million from $13.9 million at December 31, 2000 to $16.8 million at September 30, 2001. Both the loan and liquid asset growth was funded by an increase in customer deposits of $5.9 million and an increase in advances from the Federal Home Loan Bank of $1.0 million.

Total stockholders' equity was $16.7 million at September 30, 2001 as compared with $15.8 million at December 31, 2000, an increase of $825,000. The increase is primarily due to net income of $1.1 million. Additionally, during the nine month period, accumulated other comprehensive income, which consists of net unrealized gains and losses on available for sale investment securities, increased $232,000. The Company's earned ESOP compensation for the nine months ended September 30, 2001 was $44,000, which was credited to common stock. These increases were offset by dividends paid by the Company during the period of $184,000 or .16 per share. At September 30, 2001, both the Company and the Bank continued to exceed all applicable regulatory guidelines.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Income. Net income for the quarter ended September 30, 2001 was $476,000, or $0.42 per share, as compared with net income of $1.1 million, or $1.01 per share, for the three months ended September 30, 2000, a decrease of $643,000 or $0.59 per share. This decrease resulted primarily from the decrease in noninterest income discussed under the noninterest income caption below.

Net Interest Income. Net interest income for the quarter ended September 30, 2001 was $1.4 million as compared with $1.3 million during the quarter ended September 30, 2000, an increase of $127,000. This increase resulted principally from an increased level of interest earning assets during the current quarter, primarily loans, which have higher yields than do other types of interest earning assets.

Provision for Loan Losses. The provision for loan losses was $80,000 and $54,000 for the quarters ended September 30, 2001 and 2000, respectively. There were net loan charge-offs of $78,000 during the quarter ended September 30, 2001 as compared with net charge-offs of $14,000 during the quarter ended September 30, 2000. At September 30, 2001, non-accrual loans aggregated $793,104, while the allowance for loan losses stood at $515,000.

Non-interest Income. Non-interest income for the quarter ended September 30, 2001 was $532,000 as compared with $1.4 million for the same quarter in 2000. This decrease of approximately $863,000 resulted from two factors. First, the 2000-quarter included a gain on the sale of investments of $1.3 million. There were no gains from the sale of investments in the current quarter. Second, other non-interest income for the quarter ended September 30, 2001 included a fee of $356,000 received by the Company related to an agreement to acquire another financial institution. This fee became payable to the Company when the target financial institution was acquired by a third party.

Non-interest Expense. Non-interest expense increased to $1.1 million during the quarter ended September 30, 2001 as compared with $829,000 for the quarter ended September 30, 2000. The increase resulted primarily from increases in compensation, operations, and facilities costs associated with the Company's continued growth.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.7% and 37.9% for the three months ended September 30, 2001 and 2000, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Net Income. Net income for the nine months ended September 30, 2001 was $1.1 million, or $0.95 per share, as compared with net income of $1.8 million, or $1.58 per share, for the nine months ended September 30, 2000, a decrease of $701,000. This decrease resulted primarily from the decrease in noninterest income discussed under the noninterest income caption below.

Net Interest Income. Net interest income for the nine months ended September 30, 2001 was $4.1 million as compared with $3.9 million during the nine months ended September 30, 2000. This increase of $148,000 resulted principally from an increased level of interest earning assets during the current nine months, primarily loans, which have higher yields than do other types of interest earning assets.

Provision for Loan Losses. The provision for loan losses was $102,000 and $64,000 for the nine months ended September 30, 2001 and 2000, respectively. There were net loan charge-offs of $90,000 during the nine months ended September 30, 2001 as compared with net charge-offs of $15,000 during the same period in 2000. At September 30, 2001, non-accrual loans aggregated $793,104, while the allowance for loan losses stood at $515,000.

Non-interest Income. Non-interest income for the nine months ended September 30, 2001 was $876,000 as compared with $1.6 million for the same period in 2000. This decrease of approximately $747,000 resulted from two factors. First, the 2000 period included a gain of the sale of investments of $1.3 million. There were no gains from the sale of investments in the current period. Second, other non-interest income for the nine months ended September 30, 2001 included a fee of $356,000 received by the Company related to an agreement to acquire another financial institution. This fee became payable to the Company when the target financial institution was acquired by a third party.

Non-interest Expense. Non-interest expense increased to $3.1 million during the nine months ended September 30, 2001 as compared with $2.6 million for the nine months ended September 30, 2000. The increase resulted primarily from increases in compensation, operations, and facilities costs associated with the Company's continued growth.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.9% and 38.1% for the nine months ended September 30, 2001 and 2000, respectively.

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

As a North Carolina-chartered savings bank, KS Bank must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. KS Bank's liquidity ratio at September 30, 2001, as computed under North Carolina regulations, was approximately 10.5%. On a consolidated basis, liquid assets also represent approximately 10.4% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 2001, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KS BANCORP, INC.


Date:  November 8, 2001           By: /s/ Harold T. Keen
                                      ------------------------------------------
                                      Harold T. Keen
                                      President and Chief Executive Officer

Date:  November 8, 2001           By: /s/ Earl W. Worley, Jr.
                                      ------------------------------------------
                                      Earl W. Worley, Jr.
                                      Chief Financial Officer