Form 10KSB
period 2001-12-31
KS BANCORP INC
filed 2002-03-27
CIK 912764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001
                                             -----------------

                        Commission file number: 000-21881
                                                ---------

                                KS BANCORP, INC.
                 (Name of small business issuer in its charter)

             North Carolina                              56-1842707
             --------------                              ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         207 West Second Street
             P. O. Box 219
         Kenly, North Carolina                             27542
         ----------------------                            -----
(Address of principal executive offices)                (Zip Code)

                                 (919) 284-4157
                                 --------------
                           (Issuer's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   Common Stock, no par value                          N/A
        (Title of class)            (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   T      No ____
       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $1,374,458.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Common Stock, no par value -- $16.70 (based on the last price which the stock was sold prior to March 13, 2002).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, no par value                         1,139,213
   --------------------------
            (Class)                       (Outstanding at March 13, 2002)

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 2001 (the "2001 Annual Report"), are incorporated by reference into Part I and
Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002 (the "Proxy Statement"), are incorporated by reference into
Part III.
Portions of the Registration Statement of KS Bancorp, Inc. on Form S-1, Registration Statement No. 33-69522, dated September 25, 1993, as amended on November 3, 1993,are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No  X
                                                                        ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Prior to December 29, 1993, KS Bank, Inc. (the "Bank"), formerly known as Kenly Savings Bank, Inc., SSB, operated as a mutual North Carolina-chartered savings bank. On December 29, 1993, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. In connection with the conversion, all of the issued and outstanding capital stock of the Bank was acquired by KS Bancorp, Inc., a North Carolina corporation (the "Company") that was organized to become the holding company for the Bank. At that time, the Company had an initial public offering of its common stock.

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended and the savings bank holding company laws of North Carolina. The Company's executive office is located at 207 West Second Street, Kenly, North Carolina. The Company's activities consist of owning and operating the Bank, holding certain indebtedness outstanding from the Bank's Employee Stock Ownership Plan (the "ESOP") and managing its investments. The Company's principal sources of income are earnings on its investments and interest payments received from the ESOP. In addition, the Company receives dividends that are declared and paid by the Bank on its capital stock.

         The Bank was chartered in 1924. It has been a member of the Federal Home Loan Bank system since 1936, and its deposits have been federally insured since 1961. The Bank's deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. As a North Carolina-chartered savings bank, the Bank is regulated and examined by the Commissioner of Banks (the "Commissioner") and the FDIC.

         The Bank conducts business through six offices in Kenly, Goldsboro, Wilson, Garner, Clayton and Selma, North Carolina. At December 31, 2001, the Company had consolidated total assets of $163.8 million, consolidated net loans of $136.9 million, consolidated deposits of $128.8 million and consolidated stockholders' equity of $16.7 million.

         The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate. The Bank makes mortgage loans secured by owner-occupied and non-owner occupied residential real estate, loans secured by non-residential properties, construction loans and equity line of credit loans. The Bank also makes loans that are not secured by real property, such as loans secured by pledged deposit accounts, and various types of secured and unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-earning deposit balances in other depository institutions, and transaction and fee income from its lending and deposit activities. The Bank's major expenses are interest on deposits and borrowings and non-interest expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and occupancy expenses.

         General economic conditions and related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the Commissioner, significantly influence the operations of depository institutions, including the Bank. Interest rates on competing investments and general market rates of interest influence deposit flow and the Bank's cost of funds. The demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds, influence demand for the Bank's lending activities.

         At December 31, 2001, the Company and the Bank had a total of 52 full-time employees and 2 part-time employees.

         The Company has no operations and conducts no business of its own other than owning the Bank, holding the loan to the ESOP, and managing its investments.

Lending Activities

         General. The Bank is engaged primarily in the business of attracting deposits from the general public and using the deposits to make mortgage loans secured by real estate. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of conventional first mortgage loans secured by real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 85% of the Bank's gross loan portfolio is secured by real estate. On December 31, 2001, the Bank's largest single outstanding loan had a balance of approximately $2.0 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

         Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $136.9 million at December 31, 2001, representing 84.0% of the Bank's total assets. Conventional first mortgage loans accounted for 58.0% of the Bank's gross loan portfolio, before net items, on December 31, 2001. Construction loans and equity line loans represented 13.4% and 9.0%, respectively, of the Bank's gross loan portfolio, before net items, on that date. See Note 3 of the "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report to Stockholders. As of December 31, 2001, 72.3% of the loans in the Bank's gross loan portfolio, before net items, had adjustable interest rates.

         The following table sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 2001. Fixed rate loans are shown as due in the period of contractual maturity. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                          More Than
                              One Yr.     1 Year to   More Than
                              Or Less      5 Years     5 Years      Total
                              -------      -------     -------      -----
                                             (In Thousands)

         Fixed rate           $  2,330    $ 14,108    $ 16,429    $ 32,867
         Adjustable rate        49,318      55,312          54     104,684

                              $ 51,648    $ 69,420    $ 16,483    $137,551

         The following table sets forth the dollar amount at December 31, 2001 of all loans maturing or repricing on or after December 31, 2002 that have fixed or adjustable interest rates.

                              Fixed        Adjustable
                              Rates           Rates         Total
                              -----           -----         -----
                                        (In Thousands)

                            $30,537         $55,366       $85,903

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

         Conventional First Mortgages. At December 31, 2001, 58.0% of the Bank's gross loan portfolio, before net items, was composed of conventional first mortgage loans. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of conventional first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. The Bank also makes conventional first mortgage loans secured by multi-family residential property and by nonresidential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. Loans secured by multi-family residential and nonresidential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

         Construction Lending. The Bank makes various types of construction loans primarily for the construction of single-family dwellings. On December 31, 2001, the aggregate gross outstanding balances of construction loans was approximately $19.3 million, representing 13.4% of the Company's gross loan portfolio, before net items. Some of these loans were made to investors who are constructing properties on a speculative basis; others were made to persons who are constructing properties for the purpose of occupying them. Loans made to investors are generally "pure construction" loans which require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other permanent loans.

         Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate that is already occupied. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of construction. If the estimate of anticipated value proves to be inaccurate, the lender may have security that has value insufficient to assure full repayment. In addition, repayment of loans made to builders to finance construction of properties is often dependent upon the builder's ability to sell the property once construction is completed.

         Home Equity Lines of Credit. At December 31, 2001, home equity loans totaled $13.0 million and comprised approximately 9.0% of the Bank's gross loan portfolio, before net items. These loans are generally secured by subordinate liens against residential dwellings. In many of these cases, the Bank holds the first lien on the security. Home equity lines of credit have terms of up to 15 years and interest rates that are adjustable based upon prime rates. Because these loans involve revolving lines of credit that can be drawn over a period of time, the Bank faces additional risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. Home equity loans are generally limited so that amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

         Consumer Loans. During 1997 the Bank began originating consumer loans and had $4.4 million in such loans outstanding on December 31, 2001. The Bank makes both secured and unsecured consumer loans. Some consumer loans have fixed interest rates; others have adjustable interest rates. Secured consumer loans have personal property, such as automobiles, or real property as collateral. Fixed rate consumer loans generally have shorter terms than adjustable rate loans. The Bank intends to increase the amount of consumer loans in its portfolio in future years.

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

         Nonperforming Assets. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2001, the Bank recorded no real estate acquired in settlement of loans.

         The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent as it establishes reserves for uncollected interest. Such interest when ultimately collected is credited to income in the period received. Interest on loans considered to be impaired is treated similarly. Loans delinquent more than 90 days amounted to $2,394,308 and $1,524,800 on December 31, 2001 and 2000, respectively. See Note 3 to "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report to Stockholders.

         The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, real estate owned and nonperforming investments in real estate at the dates indicated. There are no troubled debt restructurings in the years presented.

                                                                   At December 31,
                                                          --------------------------------
                                                            2001        2000        1999
                                                            ----        ----        ----
                                                               (Dollars in Thousands)
Total nonaccrual loans delinquent 90 days or more         $  2,394    $  1,525    $    393
Real estate owned                                               17                      --
                                                                                  --------
  Total non-performing assets                             $  2,411    $  1,525    $    393
                                                          ========    ========    ========
Non-performing loans to total loans                           1.76%       1.14%        .34%
Non-performing assets to total assets                         1.47%       1.00%        .28%
Total assets                                              $163,890    $152,297    $138,948
Total loans                                               $136,977    $133,312    $116,363

         Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, general economic conditions, the types of loans being made, the creditworthiness of borrowers over the terms of the loans and, in the case of secured loans, the quality of the security for the loans. Management's policy is to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when management believes the uncollectibility of the loan balance is confirmed. The Bank's level of allowances for loan losses at December 31, 2001, 2000 and 1999 was $575,000, $489,000, and $392,000 respectively.

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

         The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.

                                                Year Ended December 31,
                                       ----------------------------------------
                                        2001     2000     1999     1998    1997
                                        ----     ----     ----     ----    ----
                                                   (In Thousands)
Balance, beginning of period           $ 489    $ 392    $ 359    $ 325   $ 302

Provision for loan losses                224      113       36       34      23

Charge-offs                             (138)     (10)      (3)       -       -
                                       -----    -----    -----    -----   -----
Balance, end of period                 $ 575    $ 489    $ 392    $ 359   $ 325
                                       =====    =====    =====    =====   =====

         The following table sets forth the composition of the allowance for possible loan losses by type of loan at the dates indicated.

                                                                        At December 31,
                                           -------------------------------------------------------------------------
                                                    2001                     2000                     1999
                                                    ----                     ----                     ----
                                                        Amount of                Amount of                Amount of
                                           Amount of    Loans to    Amount of    Loans to    Amount of     Loans to
                                           Allowance   Gross Loans  Allowance   Gross Loans  Allowance   Gross Loans
                                           ---------   -----------  ---------   -----------  ---------   -----------
                                                                  (Dollars in Thousands)
Mortgage loans:
  Residential 1-4 family                     $337         58.66%       $261        53.37%       $218        55.61%
  Residential multi-family                     20          3.45%         11         2.25%         10         2.55%
  Nonresidential real estate and other
     property                                  62         10.74%         56        11.45%         43        10.97%
  Home equity and property improvement         54          9.47%         65        13.29%         52        13.27%
  Construction                                 61         10.52%         49        10.03%         45        11.48%
                                             ----        -------       ----       -------       ----       -------

Total real estate loans                      $ 54         92.84%       $442        90.39%       $368        93.88%

Other loans                                    41          7.16%         47         9.61%         24         6.12%
                                             ----        -------       ----       -------       ----       -------

Total allowance for loan losses              $575        100.00%       $489       100.00%       $392       100.00%
                                             ====        =======       ====       =======       ====       =======

                                                    1998                     1997
                                                    ----                     ----
                                                        Amount of                Amount of
                                           Amount of    Loans to    Amount of    Loans to
                                           Allowance   Gross Loans  Allowance   Gross Loans
                                           ---------   -----------  ---------   -----------
Mortgage loans:
  Residential 1-4 family                     $197         54.78%       $212        65.02%
  Residential multi-family                     10          2.82%          8         2.53%
  Nonresidential real estate and other
     property                                  21          5.78%          8         2.46%
  Home equity and property improvement         61         17.00%         49        15.20%
  Construction                                 44         12.35%         43        13.17%
                                             ----        -------       ----       -------

Total real estate loans                      $333         92.73%       $320        98.37%

Other loans                                    26          7.27%          5         1.63%
                                             ----        -------       ----       -------

Total allowance for loan losses              $359        100.00%       $325       100.00%
                                             ====        =======       ====       =======

Investment Securities

         Interest and dividend income from investment securities, including mortgage-backed securities, generally provides the Bank's second largest source of income after interest on loans. At December 31, 2001, the Bank's investment portfolio totaled approximately $12.6 million and consisted of federal agency securities, mortgage-backed securities and stock of the Federal Home Loan Bank of Atlanta.

         As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to maintain an investment in stock of the Federal Home Loan Bank of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the Federal Home Loan Bank of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 2001, the Bank's investment in stock of the Federal Home Loan Bank of Atlanta was $1,007,500.

         North Carolina regulations require the Bank to maintain a minimum amount of liquid assets. The computation of liquidity allows the inclusion of mortgage-backed securities and other instruments that are readily marketable, including investments with maturities in excess of five years.

         See Note 2 of "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report to Stockholders.

Deposits and Borrowings

         Deposits. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, advances from the Federal Home Loan Bank of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. On December 31, 2001, 2000 and 1999, the Bank's deposits totaled $128.8, $120.1 million, and $116.5 million, respectively.

         The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, negotiable order of withdrawal ("NOW") accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 2001, 78.7% of the Bank's deposits, consisted of certificate accounts, 3.4% consisted of regular savings accounts, 7.3% consisted of NOW accounts, 6.1% consisted of money market accounts and 4.4% consisted of noninterest-bearing transaction accounts. Of the certificates of deposit described above, $32.0 million, or 25.0% had denominations of $100,000 or greater. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

         See Note 5 to the "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report to Stockholders.

         Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank's principal source of long-term borrowings are advances from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances from the Federal Home Loan Bank of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank of Atlanta's assessment of the institution's creditworthiness. The Bank had $16.8 million outstanding borrowings at December 31, 2001.

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

Competition

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Based upon comparative data as of June 30, 2001, the Bank had approximately 8.29% of the deposits in Johnston County, North Carolina, approximately 1.73% of the deposits in Wilson County, North Carolina, approximately 1.19% of the deposits in Wayne County, North Carolina, and less than 1.0% of the deposits in Wake County, North Carolina.

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

         Supervision and Regulation of the Company

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

         As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

         Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act (the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. All provisions of the GLB are effective now.

         Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act (the "CRA") examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

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

         State banks may have financial subsidiaries that, upon meeting eligibility criteria, can engage in activities permitted for financial subsidiaries of national banks.

         Functional Regulation. The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

         Insurance. The GLB Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

         Privacy. The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii) permits customers to prohibit ("opt-out") of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits "pretext" calling. The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provisions became effective November 2000, and full compliance was required by July 1, 2001.

         Other. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. Also, the GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices. The GLB Act provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

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

         Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited.

         Capital Maintenance Agreement. In order to acquire control of the Bank, the Company was required to execute a capital maintenance agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

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

         General. The Bank is an insured North Carolina-chartered savings bank that is a member of the Federal Home Loan Bank system. Its deposits are insured through the Savings Association Insurance Fund of the FDIC, and it is subject to supervision and examination by and the regulations and reporting requirements of the FDIC and the Commissioner, which are its primary federal and state banking regulators respectively.

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

         Subject to limitation by the Commissioner, North Carolina-chartered savings banks may make any loan or investment or engage in any activity that is permitted to federally-chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a Federal Home Loan Bank; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

         The FDIC and the Commissioner have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

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

         Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Commissioner requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the net worth requirements as of December 31, 2001.

         In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank's capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC's requirements. Under the FDIC's risk-based capital measure, the minimum ratio ("Total Risk-Based Capital Ratio") of a bank's total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities ("Tier 2 Capital"). At December 31, 2001, the Bank's Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Risk-Based Capital Ratio") were 16.06% and 15.51%, respectively, which were well above the FDIC's minimum risk-based capital guidelines.

         Under the FDIC's leverage capital measure, the minimum ratio (the "Leverage Capital Ratio") of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank's "Tangible Leverage Ratio" (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2001, the Bank's Leverage Capital Ratio was 9.96% which was well above the FDIC's minimum leverage capital guidelines.

         Failure to meet the FDIC's capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "- Prompt Corrective Action." The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

         Loans-To-One-Borrower. The Bank is subject to the Commissioner's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank's net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank's net worth.

         As of December 31, 2001, the largest aggregate amount of loans that the Bank had to any one borrower was $2,270,000. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

         Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See "-Prompt Corrective Action." As of December 31, 2001, the Bank was considered "well capitalized," and, thus, was not subject to the limitations on rates payable on its deposits.

         Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the Federal Home Loan Bank of Atlanta. On December 31, 2001, the Bank was in compliance with this requirement, with an investment in Federal Home Loan Bank of Atlanta of $1,007,500.

         Reserve Requirements. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank's reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank's interest-earning assets. At December 31, 2001, the Bank met FDIC reserve requirements.

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

         Liquidity. The Bank is subject to the liquidity requirements established by the Commissioner. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank's total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2001, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 12.6%.

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

         At December 31, 2001, the Bank had the requisite capital levels to qualify as "well capitalized."

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

         North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Commissioner. The approval is conditioned upon findings by the Commissioner that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

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

ITEM 2.     PROPERTIES

       At December 31, 2001, the Company conducted its business from the Bank's headquarters office and a branch office in Kenly, North Carolina, and its branch offices in Selma, Goldsboro, Wilson, Clayton and Garner, North Carolina. In addition, on June 27, 2001, the Company acquired two lots of real property in Smithfield, North Carolina, and in late 2002, the Bank plans to open a new branch there. Furthermore, the Board of Directors has approved the Smithfield location as the site of the Bank's new headquarters office when construction of the branch is completed. The following table sets forth certain information regarding the Company's properties as of December 31, 2001. See Note 4 to the Company's Consolidated Financial Statements included in the 2001 Annual Report which is incorporated herein by reference. In the opinion of management, all properties are in good condition and are adequate for their purpose.

                                                          Net Book Value   Owned or
                                                          --------------   --------
          Address                                           of Property      Leased
          -------                                          ------------     -------
          Kenly
                   Corporate offices:
                   207 West Second Street
                   Kenly, North Carolina 27542               $287,021        Owned

                   Branch facility:
                   200 North Church Street
                   Kenly, North Carolina 27542               $515,539        Owned
          Selma
                   115 West Anderson Street
                   Selma, North Carolina 27576               $118,634        Owned
          Wilson
                   206 N. Ward Boulevard
                   Wilson, North Carolina 27893              $432,423        Owned
          Clayton
                   11591 Highway 70 West                                     Owned
                   Clayton, North Carolina 27250             $779,448
          Goldsboro
                   1112 E. Ash Street
                   Goldsboro, North Carolina 27530           $221,356        Owned
          Garner
                   920 7th Avenue
                   Garner, North Carolina 27529              $      0        Leased
          Smithfield (Lot)
                   1017 North Brightleaf Blvd.
                   Smithfield, North Carolina 27577          $728,052        Owned

       The total net book value of the Company's furniture and equipment on December 31, 2001 was $580,461.

ITEM 3.     LEGAL PROCEEDINGS

       In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       See the information under the sections captioned "Common Stock Information" on Page 36 in the Company's 2001 Annual Report, which sections are incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation of the Bank-- Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       See the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 9 in the Company's 2002 Annual Report, which section is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

       The consolidated financial statements of the Company set forth on pages 11 through 35 of the Company's 2001 Annual Report are incorporated herein by reference.

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

       Dixon Odom PLLC was selected as the Company's independent auditor for the 2000 fiscal year. Such selection was submitted to the Company's shareholders at the 2000 annual meeting of shareholders and was ratified. The decision to change independent auditors was based on several factors, including location and cost, and was approved by the Audit Committee. McGladrey & Pullen, LLP's report on the Company's financial statements for the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During such years and the subsequent interim period through the date of the Company's Form 10-KSB for the year ended December 31, 1999, there were no disagreements between the Company and McGladrey & Pullen, LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of such auditor, would have caused it to make reference to the subject of such disagreement in connection with its reports. During the fiscal years ended December 31, 1999 and 1998 and the subsequent interim period through the date of the Company's Form 10-K for the year ended December 31, 1999, the Company did not consult Dixon Odom PLLC, with regard to either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

       The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees and Continuing Directors" on pages 7 and 8 of the Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and "Proposal 1 - Election of Directors - Executive Officers" on page 12 of the Proxy Statement, which sections are incorporated herein by reference.

       The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

       The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" on pages 10 and 11 and " - "Management Compensation" on pages 13 through 18 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 4 through 6 of the Proxy Statement.

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

13(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KS BANCORP, INC.



Date: March 15, 2002                 By:   /s/ Harold T. Keen
                                           ------------------
                                           Harold T. Keen
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature                      Title                        Date
               ---------                      -----                        ----
/s/ Harold T. Keen                President and Chief Executive       March 22, 2002
------------------                Officer and Director
Harold T. Keen
/s/ Earl W. Worley, Jr.           Senior Vice President and           March 22, 2002
-----------------------           Chief Financial Officer
Earl W. Worley
/s/ A. Carroll Coleman            Director                            March 22, 2002
----------------------
A. Carroll Coleman
/s/ Robert E. Fields              Director                            March 22, 2002
--------------------
Robert E. Fields
/s/ R. Harold Hinnant             Director                            March 22, 2002
--------------------
R. Harold Hinnant
/s/ James C. Parker               Director                            March 22, 2002
-------------------
James C. Parker
/s/ R. Elton Parrish              Director                            March 22, 2002
--------------------
R. Elton Parrish
/s/ Ralph Edward Scott, Jr.       Director                            March 22, 2002
---------------------------
Ralph Edward Scott, Jr.
/s/ Sidney E. Sauls               Director                            March 22, 2002
---------------------
Sidney E. Sauls
/s/ Gordon C. Woodruff            Director                            March 22, 2002
----------------------
Gordon C. Woodruff

                                INDEX TO EXHIBITS


Exhibit No.        Description
-----------        -----------
Exhibit (3)(i)     Certificate of Incorporation, incorporated herein by
                   reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25,
                   1993, and amended on November 3, 1993

(3)(ii) Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993 and amended on November 3, 1993.

(4)                Specimen Stock Certificate, incorporated by reference to
                   Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993

(11) See Note 1 to Consolidated Financial Statements set forth on pages 16 through 22 of the Company's 2001 Annual Report to Stockholders attached hereto as Exhibit 13.

(13) 2001 Annual Report (excluding page 2, the Report to Stockholders from President)

(16) Report on change in certifying accountant, incorporated herein by reference to the Form 8-Ks dated March 22, 2000 and March 24, 2000.

(21)               See Item 1 "- Description of Business - Subsidiaries."

(23)(i)            Consent of Dixon Odom PLLC