Form 10QSB
period 2002-03-31
KS BANCORP INC
filed 2002-05-13
CIK 912764

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                For the transition period ended
                                               -----------------


                    Commission File Number 000-22734
                                          ------------

                                KS BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         North Carolina                                      56-1842707
------------------------------------                ----------------------------
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

As of April 24, 2002, 1,141,628 shares of the issuer's common stock, no par value, were outstanding.

This report contains 11 pages.

Part I.       FINANCIAL INFORMATION                                     Page No.
                                                                        --------

Item 1 -  Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 2002 and December 31, 2001 .............................3

             Consolidated Statements of Operations
             Three Months Ended March 31, 2002 and 2001 .......................4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2002 and 2001 .......................5

             Notes to Consolidated Financial Statements .......................6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations .................................8

Part II.  Other Information

             Item 6.  Exhibits and Reports on Form 8-K .......................10

Part I.  Financial Information

Item 1 - Financial Statements
-----------------------------

                        KS Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                 March 31,
                                                                                   2002             December 31,
ASSETS                                                                          (Unaudited)             2001*
                                                                            ------------------   ------------------
                                                                                        (In Thousands)

Cash and due from banks                                                     $              852   $              933
Interest-earning deposits with banks                                                     6,256                7,041
Investment securities available for sale, at fair value                                 11,395               12,598
Investment securities held to maturity, at amortized cost                                   88                   91
Loans receivable, net                                                                  140,408              136,977
Accrued interest receivable                                                              1,058                1,001
Federal Home Loan Bank stock, at cost                                                    1,007                1,007
Property and equipment, net                                                              3,901                3,947
Other assets                                                                               308                  295
                                                                            ------------------   ------------------

                                                            TOTAL ASSETS    $          165,273   $          163,890
                                                                            ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                                 $          130,434   $          128,825
   Advances from Federal Home Loan Bank                                                 16,800               16,800
   Accrued expenses and other liabilities                                                1,075                1,466
                                                                            ------------------   ------------------

                                                       TOTAL LIABILITIES               148,309              147,091
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                             -                    -
   Common stock, 20,000,000 shares authorized;
    1,139,213 shares issued and outstanding in
    2002 and 2001, respectively                                                          4,831                4,815
   Unearned ESOP shares                                                                    (78)                 (78)
   Accumulated other comprehensive income                                                  133                  210
   Retained earnings, substantially restricted                                          12,078               11,852
                                                                            ------------------   ------------------

                                              TOTAL STOCKHOLDERS' EQUITY                16,964               16,799
                                                                            ------------------   ------------------

                                                   TOTAL LIABILITIES AND
                                                    STOCKHOLDERS' EQUITY    $          165,273   $          163,890
                                                                            ==================   ==================

* Derived from audited financial statements


See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2002             2001
                                                                                     -------------    -------------
                                                                                          (In Thousands except
                                                                                             per share data)
INTEREST INCOME
   Loans                                                                             $       2,688    $       2,999
   Investments and deposits in other banks                                                     199              178
   Interest-earning deposits with banks                                                         18               17
                                                                                     -------------    -------------

                                                             TOTAL INTEREST INCOME           2,905            3,194
                                                                                     -------------    -------------

INTEREST EXPENSE
   Deposit accounts                                                                          1,116            1,629
   Advances from Federal Home Loan Bank                                                        236              251
                                                                                     -------------    -------------

                                                            TOTAL INTEREST EXPENSE           1,352            1,880
                                                                                     -------------    -------------

                                                               NET INTEREST INCOME           1,553            1,314

PROVISION FOR LOAN LOSSES                                                                       31                -
                                                                                     -------------    -------------

                                                         NET INTEREST INCOME AFTER
                                                         PROVISION FOR LOAN LOSSES           1,522            1,314
                                                                                     -------------    -------------

NON-INTEREST INCOME                                                                            236              208
                                                                                     -------------    -------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                              641              581
   Occupancy and equipment                                                                      84              134
   Other                                                                                       372              204
                                                                                     -------------    -------------

                                                        TOTAL NON-INTEREST EXPENSE           1,097              919
                                                                                     -------------    -------------

                                                        INCOME BEFORE INCOME TAXES             661              603

INCOME TAXES                                                                                   253              243
                                                                                     -------------    -------------

                                                                        NET INCOME   $         408    $         360
                                                                                     =============    =============

BASIC NET INCOME PER COMMON SHARE                                                    $         .36    $         .33
                                                                                     =============    =============

DILUTED NET INCOME PER COMMON SHARE                                                  $         .35    $         .32
                                                                                     =============    =============

DIVIDEND PER COMMON SHARE                                                            $         .16    $         .16
                                                                                     =============    =============


See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2002            2001
                                                                                       ------------    ------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $        408    $        360
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                                                73              74
     Amortization, net                                                                           (1)              1
     Release of ESOP shares                                                                      15              11
     Provision for loan losses                                                                   31               -
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                                       (57)             67
       (Increase) decrease in other assets                                                      (13)             16
       Increase (decrease) in accrued expenses and other liabilities                           (342)            253
                                                                                       ------------    ------------

                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES             114             782
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                                     -          (2,750)
   Proceeds from sales, maturities and calls of:
     Available for sale investment securities                                                 1,078           2,796
     Held to maturity investment securities                                                       4             122
   Purchase of Federal Home Loan Bank stock                                                       -             (66)
   Net increase in loans                                                                     (3,462)           (804)
   Purchase of property and equipment                                                           (27)           (261)
                                                                                       ------------    ------------

                                                                   NET CASH USED BY
                                                               INVESTING ACTIVITIES          (2,407)           (963)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                   1,609           3,783
   Increase in borrowed funds                                                                     -           1,000
   Cash dividends paid                                                                         (182)           (181)
   Proceeds from exercise of stock options                                                        -              24
                                                                                       ------------    ------------

                                                               NET CASH PROVIDED BY
                                                               FINANCING ACTIVITIES           1,427           4,626
                                                                                       ------------    ------------

                                                    NET INCREASE (DECREASE) IN CASH
                                                               AND CASH EQUIVALENTS            (866)          4,445

CASH AND CASH EQUIVALENTS, BEGINNING                                                          7,974           2,367
                                                                                       ------------    ------------

                                                  CASH AND CASH EQUIVALENTS, ENDING    $      7,108    $      6,812
                                                                                       ============    ============

See accompanying notes.

                         KS Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of KS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

                                                                                Three months ended March 31,
                                                                            ------------------------------------
                                                                                 2002                  2001
                                                                            --------------      ----------------
Weighted average number of common shares used
    in computing basic net income per share                                      1,127,297             1,109,598

Effect of dilutive stock options                                                    27,670                26,084
                                                                            --------------      ----------------

Weighted average number of common shares
    and dilutive potential common shares used
    in computing diluted net income per share                                    1,154,967             1,135,682
                                                                            ==============      ================

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $331,000 and $458,000, respectively.

                         KS Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 effective January 1, 2002 did not affect the Company's financial statements.

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Consolidated total assets increased by $1.4 million during the three months ended March 31, 2002, from $163.9 million at December 31, 2001 to $165.3 million at March 31, 2002. This growth in total assets resulted from an increase in our loan portfolio during the quarter of $3.4 million to $140.4 million. Funding for this loan growth was provided primarily from the utilization of our liquid assets, (consisting of cash and cash equivalents and investment securities) which decreased $2.1 million, from $20.7 million at December 31, 2001 to $18.6 million at March 31, 2002. This growth was also funded by an increase of $1.6 in customer deposits.

Total stockholders' equity increased $165,000 from $16.8 million at December 31, 2001 to $17.0 million at March 31, 2002. This increase resulted principally from net income of $408,000 for the three months, net of unrealized losses on available for sale investment securities during the period of $77,000 and the Company's regular quarterly dividend during the period of $182,000, or $.16 per share.

Comparison of Results of Operations for the Three months ended March 31, 2002 and 2001

Net Income. Net income for the quarter ended March 31, 2002 was $408,000, or $.36 per share, as compared with net income of $360,000, or $.33 per share, for the three months ended March 31, 2001, an increase of $48,000. Increases in net interest income and non-interest income for the quarter ended March 31, 2002 of $239,000 and $28,000, respectively, were offset by an increase of $178,000 in non-interest expenses. The provision for loan losses increased by $31,000 during the quarter.

Net Interest Income. Net interest income for the quarter ended March 31, 2002 increased $239,000 due to an increased level of interest earning assets. The increase in interest-earning assets resulted primarily from the aforementioned increase in our loan portfolio.

Provision for Loan Losses. The provision for loan losses was $31,000 and $0 for the quarters ended March 31, 2002 and 2001, respectively. There were no net loan charge-offs during either quarter. At March 31, 2002, nonaccrual loans aggregated $941,000, while the allowance for loan losses stood at $606,000. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income was $236,000 for the quarter ended March 31, 2002 as compared with $208,000 for the quarter ended March 31, 2001, an increase of $28,000.

Non-Interest Expenses. Non-interest expenses increased to $1.1 million during the quarter ended March 31, 2002 as compared with $919,000 for the quarter ended March 31, 2001, an increase of $181,000. The increase resulted primarily from an increase in salaries and employee benefits of $60,000. The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.3% and 40.3% for the three months ended March 31, 2002 and 2001, respectively.

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

As a North Carolina-chartered savings bank, KS Bank must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. KS Bank's liquidity ratio at March 31, 2002, as computed under North Carolina regulations, was approximately 11.3%. On a consolidated basis, liquid assets also represent approximately 11.3% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 2002, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KS BANCORP, INC.

Date:  May 10, 2002                    By: /s/ Harold T. Keen
                                           -----------------------------------
                                           Harold T. Keen
                                           President and Chief Executive Officer




Date:  May 10, 2002                    By: /s/ Earl W. Worley, Jr.
                                           -----------------------------------
                                           Earl W. Worley, Jr.
                                           Chief Financial Officer