Form 10QSB
period 2002-06-30
KS BANCORP INC
filed 2002-08-09
CIK 912764

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-QSB

☒  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐  Transition Report Under Section 13
or 15(d) of the Exchange Act

For the transition period ended__________________

Commission File Number     000-22734

KS BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1842707

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

207 WEST SECOND STREET, KENLY, NC 27542

(Address of principal executive office)

(919) 284-4157

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒        No  ☐

As of July 22, 2002, 1,141,628 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 12 pages.

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

KS Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30, 2002 (Unaudited)	December 31, 2001*

ASSETS	(In thousands)
Cash and due from banks	$876	$933
Interest-earning deposits with banks	3,065	7,041
Investment securities available for sale, at fair value	12,299	12,598
Investment securities held to maturity, at amortized cost	77	91
Loans receivable, net	154,302	136,977
Accrued interest receivable	1,122	1,001
Federal Home Loan Bank stock, at cost	1,240	1,007
Property and equipment, net	3,862	3,947
Other assets	439	295

TOTAL ASSETS	$177,282	$163,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$134,318	$128,825
Advances from Federal Home Loan Bank	24,800	16,800
Accrued expenses and other liabilities	960	1,466

TOTAL LIABILITIES	160,078	147,091

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 20,000,000 shares authorized; 1,141,628 and 1,139,213 shares issued and outstanding in 2002 and 2001, respectively	4,862	4,815
Unearned ESOP shares	(78)	(78)
Retained earnings, substantially restricted	12,293	11,852
Accumulated other comprehensive income	127	210

TOTAL STOCKHOLDERS’ EQUITY	17,204	16,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,282	$163,890

* Derived from audited financial statements

See accompanying notes.

KS Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,836	$2,930	$5,523	$5,929
Investments and deposits in other banks	178	212	378	390
Interest-earning deposits with banks	9	51	27	68

TOTAL INTEREST INCOME	3,023	3,193	5,928	6,387

INTEREST EXPENSE
Deposit accounts	1,006	1,621	2,122	3,249
Advances from Federal Home Loan Bank	254	243	490	495

TOTAL INTEREST EXPENSE	1,260	1,864	2,612	3,744

NET INTEREST INCOME	1,763	1,329	3,316	2,643
PROVISION FOR LOAN LOSSES	141	23	172	23

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,622	1,306	3,144	2,620

NON-INTEREST INCOME	222	136	458	343

NON-INTEREST EXPENSE
Salaries and employee benefits	697	602	1,338	1,184
Occupancy and equipment	151	151	308	284
Other	344	319	643	522

TOTAL NON-INTEREST EXPENSE	1,192	1,072	2,289	1,990

INCOME BEFORE INCOME TAXES	652	370	1,313	973
INCOME TAXES	255	137	507	380

NET INCOME	$397	$233	$806	$593

BASIC NET INCOME PER COMMON SHARE	$.35	$.21	$.71	$.54

DILUTED NET INCOME PER COMMON SHARE	$.34	$.21	$.70	$.52

DIVIDEND PER COMMON SHARE	$.16	$.16	$.32	$.32

See accompanying notes.

KS Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$806	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	145
Amortization, net	(2)	2
Release of ESOP shares	32	24
Provision for loan losses	172	23
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(121)	166
Increase in other assets	(144)	(264)
Increase (decrease) in accrued expenses and other liabilities	(456)	70

NET CASH PROVIDED BY OPERATING ACTIVITIES	436	759

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of:
Available for sale investment securities	(4,000)	(4,750)
Proceeds from sales, maturities and calls of:
Available for sale investment securities	4,167	2,869
Held to maturity investment securities	15	787
Purchase of Federal Home Loan Bank stock	(233)	(66)
Net increase in loans	(17,497)	(2,835)
Purchase of property and equipment	(64)	(1,267)

NET CASH USED BY INVESTING ACTIVITIES	(17,612)	(5,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,493	3,838
Increase in borrowed funds	8,000	4,000
Cash dividends paid	(365)	(363)
Proceeds from exercise of stock options	15	26

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,143	7,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,033)	2,998
CASH AND CASH EQUIVALENTS, BEGINNING	7,974	2,367

CASH AND CASH EQUIVALENTS, ENDING	$3,941	$5,365

See accompanying notes.

KS Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of KS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Weighted average number of common shares used in computing basic net income per share	1,131,311	1,112,360	1,129,315	1,109,873
Effect of dilutive stock options	27,876	25,454	27,718	25,738

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,159,187	1,137,814	1,157,033	1,135,611

KS Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $391,000 and $266,000, respectively.

For the six months ended June 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $723,000 and $725,000, respectively.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method.  SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings.  Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002.  The adoption of the provisions of SFAS No. 141 and SFAS 142 effective January 1, 2002 did not affect the Company’s financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Consolidated total assets increased by $13.4 million during the six months ended June 30, 2002, from $163.9 million at December 31, 2001 to $177.3 million at June 30, 2002. This growth in total assets resulted from an increase in our loan portfolio during the six months of $17.3 million to $154.3 million.  Funding for this loan growth was provided primarily from increases in advances from the Federal Home Loan Bank and customer deposits of $8.0 million and $5.5 million, respectively. Our loan growth during the period was additionally funded through the utilization of our liquid assets, (consisting of cash and cash equivalents and investment securities) which decreased $4.4 million, from $20.7 million at December 31, 2001 to $16.3 million at June 30, 2002.

Total stockholders’ equity increased $405,000 from $16.8 million at December 31, 2001 to $17.2 million at June 30, 2002. This increase resulted principally from net income of $806,000 for the six months, net of unrealized losses on available for sale investment securities during the period of $83,000 and the Company’s regular quarterly dividends during the six months totaling $365,000, or $.32 per share.

Comparison of Results of Operations for the Three months ended June 30, 2002 and 2001

Net Income.  Net income for the quarter ended June 30, 2002 was $397,000, or $.35 per share, as compared with net income of $233,000, or $.21 per share, for the three months ended June 30, 2001, an increase of $164,000. Increases in net interest income and non-interest income for the quarter ended June 30, 2002 of $434,000 and $86,000, respectively, exceeded increases of $118,000 in the provision for loan losses and $120,000 in non-interest expenses.

Net Interest Income.  Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income increased to $1.8 million for the three months ended June 30, 2002, a $434,000 or 32.7% increase from the $1.3 million earned during the same quarter of 2001. Although total interest income decreased as a result of the dramatic trend of declining interest rates throughout the period, this same trend proved to reduce the Company’s interest expense, primarily as it relates to time deposits, in a more profound manner, thereby resulting in an improved net interest margin.

Provision for Loan Losses.  The provision for loan losses was $141,000 and $23,000 for the quarters ended June 30, 2002 and 2001, respectively. There were net loan charge-offs $39,000 and $13,000 during the quarters ended June 30, 2002 and 2001, respectively. At June 30, 2002, nonaccrual loans aggregated $803,000, while the allowance for loan losses stood at $694,000.  Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income totaled $222,000 for the three months ended June 30, 2002 as compared with $136,000 for the three months ended June 30, 2001, an increase of $86,000.  The principal reason for the increase in non-interest income for the current quarter was a $91,000 increase in fees and commissions income.  This improvement resulted from our increased loan volume and service charges on deposit accounts.

Non-Interest Expenses.  Non-interest expenses increased to $1.2 million during the quarter ended June 30, 2002 as compared with $1.1 million for the quarter ended June 30, 2001, an increase of $120,000. The increase resulted primarily from an increase in salaries and employee benefits of $95,000.  The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 39.1% and 37.0% for the three months ended June 30, 2002 and 2001, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

Net Income.  Net income for the six months ended June 30, 2002 was $806,000, or $.71 per share, as compared with net income of $593,000, or $.54 per share, for the six months ended June 30, 2001, an increase of $213,000. An increase in net interest income for the six months ended June 30, 2002 of $673,000 and an increase in non-interest income of $115,000 for the same period, was offset by increases of $299,000 in non-interest expenses, $149,000 in the provision for loan losses, and $127,000 in the provision for income taxes.

Net Interest Income.  Net interest income for the six months ended June 30, 2002 increased $673,000 as compared to that for the same period of 2001.  The significant trend of declining interest rates between these two periods has resulted in decreases in both the average yield on interest-earning assets as well as the average cost of interest-bearing liabilities.  However, during this trend of declining rates, the Company’s savings relative to interest-bearing deposits, primarily time deposits, have been greater than the reduction in total interest income, thereby resulting in an improved net interest margin.

Provision for Loan Losses.  The provision for loan losses was $172,000 and $23,000 for the six months ended June 30, 2002 and 2001, respectively. There were net loan charge-offs of $39,000 during the six months ended June 30, 2002 as compared with net charge-offs of $13,000 during the six months ended June 30, 2001. At June 30, 2002, non-accrual loans aggregated $803,000, while the allowance for loan losses stood at $694,000.

Non-interest Income.  Non-interest income was $458,000 for the six months ended June 30, 2002 as compared with $343,000 for the six months ended June 30, 2001, an increase of $115,000. This increase resulted principally from the gain on sale of loans during the first six months of 2002 totaling $110,000 as compared to a loss of $21,000 during the same period of 2001.

Non-interest Expenses.  Non-interest expenses increased to $2.3 million during the six months ended June 30, 2002 as compared with $2.0 million for the six months ended June 30, 2001, an increase of $299,000.  The increase resulted primarily from an increase in salaries and employee benefits of $154,000 and advertising and promotion expense of $25,000.  The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 38.6% and 39.1% for the six months ended June 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

The objective of the Company’s liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses KS Bank’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits and advances from the FHLB of Atlanta.

At June 30, 2002, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities) comprised 9.2% of total assets and 12.1% of total deposits. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Administrator of Savings Institutions (“N. C. Administrator”). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At June 30, 2002, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Part II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Stockholders was held on May 7, 2002. Of 1,139,213 shares entitled to vote at the meeting, 766,351 shares voted. The following matters were voted on at the meeting:

Proposal 1.	To elect three members of the Board of Directors until the Annual Meeting of Shareholders in 2004. Votes for each were as follows:

	Name	For	Withheld

	R. Harold Hinnant	766,351	0
	R. Elton Parrish	766,351	0
	A. Carroll Coleman	766,351	0

	The following directors continue in office after the meeting: James Parker, Gordon Woodruff, Robert Fields, Sidney Sauls, Ralph E. Scott, Jr., and Harold T. Keen.

Proposal 2.	To ratify the appointment of Dixon Odom PLLC as the Company’s independent accountants for the year ending December 31, 2002.

	For	Against	Abstain

	762,352	0	3,999

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KS BANCORP, INC.

Date: August 8, 2002	By:	/s/ Harold T. Keen

Harold T. Keen
President and Chief Executive Officer

Date: August 8, 2002	By:	/s/ Earl W. Worley, Jr.

Earl W. Worley, Jr.
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by KS Bancorp, Inc. (the “Issuer”) for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

KS BANCORP, INC.

Date: August 8, 2002	By:	/s/ Harold T. Keen

Harold T. Keen
President and Chief Executive Officer

Date: August 8, 2002	By:	/s/ Earl W. Worley, Jr.

Earl W. Worley, Jr.
Chief Financial Officer