Form 10QSB
period 2002-09-30
KS BANCORP INC
filed 2002-11-14
CIK 912764

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-QSB

☒   Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐   Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period ended_______________________

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

As of October 24, 2002, 1,152,037 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 15 pages.

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

KS Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30, 2002 (Unaudited)	December 31, 2001*

	(In thousands)
ASSETS
Cash and due from banks	$864	$933
Interest-earning deposits with banks	4,109	7,041
Investment securities available for sale, at fair value	23,793	12,598
Investment securities held to maturity, at amortized cost	71	91
Loans receivable, net	153,856	136,977
Accrued interest receivable	1,118	1,001
Federal Home Loan Bank stock, at cost	1,740	1,007
Property and equipment, net	3,882	3,947
Other assets	498	295

TOTAL ASSETS	$189,931	$163,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$137,091	$128,825
Advances from Federal Home Loan Bank	34,800	16,800
Accrued expenses and other liabilities	785	1,466

TOTAL LIABILITIES	172,676	147,091

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 20,000,000 shares authorized;1,141,628 and 1,139,213 shares issued and outstanding in 2002 and 2001, respectively	4,941	4,815
Unearned ESOP shares	(78)	(78)
Retained earnings, substantially restricted	12,261	11,852
Accumulated other comprehensive income	131	210

TOTAL STOCKHOLDERS’ EQUITY	17,255	16,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,931	$163,890

* Derived from audited financial statements

See accompanying notes

KS Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,854	$2,977	$8,488	$8,906
Investments and deposits in other banks	256	207	633	597
Interest-earning deposits with banks	15	24	43	91

TOTAL INTEREST INCOME	3,125	3,208	9,164	9,594

INTEREST EXPENSE
Deposit accounts	1,003	1,478	3,124	4,727
Advances from Federal Home Loan Bank	306	258	796	753

TOTAL INTEREST EXPENSE	1,309	1,736	3,920	5,480

NET INTEREST INCOME	1,816	1,472	5,244	4,114

PROVISION FOR LOAN LOSSES	652	80	825	102

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,164	1,392	4,419	4,012

NON-INTEREST INCOME	232	479	579	823

NON-INTEREST EXPENSE
Salaries and employee benefits	698	645	2,036	1,829
Occupancy and equipment	59	165	228	449
Other	394	284	1,175	807

TOTAL NON-INTEREST EXPENSE	1,151	1,094	3,439	3,085

INCOME BEFORE INCOME TAXES	245	777	1,559	1,750

INCOME TAXES	94	301	602	681

NET INCOME	$151	$476	$957	$1,069

BASIC NET INCOME PER COMMON SHARE	$.13	$.42	$.85	$.95

DILUTED NET INCOME PER COMMON SHARE	$.13	$.41	$.83	$.93

DIVIDEND PER COMMON SHARE	$.16	$.16	$.48	$.48

See accompanying notes

KS Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$957	$1,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227	241
Amortization, net	1	(3)
Release of ESOP shares	48	44
Provision for loan losses	825	102
Change in assets and liabilities:
(Increase decrease in accrued interest receivable	(117)	188
Increase in other assets	(94)	(166)
Increase (decrease) in accrued expenses and other liabilities	(633)	734

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,214	2,209

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of:
Available for sale investment securities	(19,416)	(4,750
Proceeds from sales, maturities and calls of:
Available for sale investment securities	8,092	2,945
Held to maturity investment securities	21	790
Purchase of Federal Home Loan Bank stock	(733)	(65)
Net increase in loans	(17,828)	(4,397)
Proceeds from sales of foreclosed assets	15	—
Purchase of property and equipment	(162)	(1,541)

NET CASH USED BY INVESTING ACTIVITIES	(30,011)	(7,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,266	5,883
Increase in borrowed funds	18,000	1,000
Cash dividends paid	(547)	(547)
Proceeds from exercise of stock options	77	27

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,796	6,363

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,001)	1,554
CASH AND CASH EQUIVALENTS, BEGINNING	7,974	2,367

CASH AND CASH EQUIVALENTS, ENDING	$4,973	$3,921

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to real estate acquired in settlement of loans	$124	$—

See accompanying notes

KS Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of KS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Weighted average number of common shares used in computing basic net income per share	1,136,817	1,132,653	1,131,843	1,121,874
Effect of dilutive stock options	25,635	29,292	27,015	27,836

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,162,452	1,161,945	1,158,858	1,149,710

KS Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE C - COMPREHENSIVE INCOME

For the three months ended September 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $155,000 and $576,000, respectively.

For the nine months ended September 30, 2002 and 2001, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $878,000 and $1.3 million, respectively.

NOTE D - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation.  In all material respects, the Company’s operations are entirely within the commercial and retail banking segment, and the financial statements presented herein reflect the results of that segment.  Also, the Company has no foreign operations or customers.

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

Comparison of Financial Condition at
September 30, 2002 and December 31, 2001

Consolidated total assets increased by $26.0 million during the nine months ended September 30, 2002, from $163.9 million at December 31, 2001 to $189.9 million at September 30, 2002. This growth in the Company’s total assets resulted from increases in our loan portfolio and investment securities of $16.9 million and $11.2 million, respectively, during the nine months ended September 30, 2002.  Funding for this loan growth was provided primarily from increases in advances from the Federal Home Loan Bank (FHLB) and customer deposits of $18.0 million and $8.3 million, respectively. Additionally, during the period $3.0 million of our cash and cash equivalents were deployed to fund the growth in our loan and investment portfolios and to purchase $733,000 of FHLB stock as required given the increased level of our FHLB advances.

Total stockholders’ equity increased $456,000 from $16.8 million at December 31, 2001 to $17.3 million at September 30, 2002. This increase resulted principally from net income of $957,000 for the nine months, net of unrealized losses on available for sale investment securities during the period of $79,000 and net of the Company’s regular quarterly dividends during the nine months totaling $548,000, or $.48 per share.

Comparison of Results of Operations for the
Three months ended September 30, 2002 and 2001

Net Income.  Net income for the quarter ended September 30, 2002 was $151,000, or $.13 per share, as compared with net income of $476,000, or $.42 per share, for the three months ended September 30, 2001, a decrease of $325,000, or $.29 per share. An increase in net interest income for the quarter ended September 30, 2002 of $344,000 was exceeded by increases of $572,000 in the provision for loan losses and $57,000 in non-interest expenses.  Additionally, non-interest income decreased $247,000 in comparison to the 2001 period due to a nonrecurring gain totaling $356,000 that was recognized during the quarter ended
September 30, 2001.

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

Net interest income increased to $1.8 million for the three months ended September 30, 2002, a $344,000 or 23.4% increase from the $1.5 million earned during the same quarter of 2001. Although total interest income decreased as a result of the dramatic trend of declining interest rates throughout the period, this same trend proved to reduce the Company’s interest expense, primarily as it relates to time deposits, in a more profound manner, thereby resulting in an improved net interest margin.  Furthermore, the Company’s overall cost of funds decreased as a result of a shift in the mix of depository balances from typically higher yielding time deposits to less costly accounts such as savings, money market, and demand accounts.

Provision for Loan Losses.  The provision for loan losses was $652,000 and $80,000 for the quarters ended September 30, 2002 and 2001, respectively. The increase in the provision for loan losses during the 2002 quarter resulted from changes in the methodology used to calculate the allowance that were suggested by the Bank’s regulators. These changes primarily involved the criteria used to classify loans.  There were net loan charge-offs of $55,000 and $78,000 during the quarters ended September 30, 2002 and 2001, respectively. At September 30, 2002, nonaccrual loans aggregated $1.4 million, while the allowance for loan losses stood at $1.3 million or .84% of total loans. The allowance was $575,000 or .42% of total loans at December 31, 2001. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income totaled $232,000 for the three months ended September 30, 2002 as compared with $479,000 for the three months ended September 30, 2001, a decrease of $247,000.  The decline in non-interest income was primarily attributable to a nonrecurring gain totaling $356,000 that was recognized during the quarter ended September 30, 2001.  Exclusive of this nonrecurring gain, the other components of non-interest income increased $109,000 during the quarter ended September 30, 2002 in comparison to the same period in 2001. The components of non-interest income responsible for this increase were primarily charges and fees associated with customer’s deposit accounts.

Non-Interest Expenses.  Non-interest expenses increased to $1.2 million during the quarter ended September 30, 2002 as compared with $1.1 million for the quarter ended September 30, 2001, an increase of $57,000. The increase resulted primarily from an increase in salaries and employee benefits and data processing fees of $53,000 and $37,000, respectively.  The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 38.4% and 38.7% for the three months ended September 30, 2002 and 2001, respectively.

Comparison of Results of Operations for the
Nine Months Ended September 30, 2002 and 2001

Net Income.  Net income for the nine months ended September 30, 2002 was $957,000, or $.85 per share, as compared with net income of $1.1 million, or $.95 per share, for the nine months ended September 30, 2001, a decrease of $112,000. An increase in net interest income for the nine months ended September 30, 2002 of $1.1 million was exceeded by increases of $723,000 in the provision for loan losses and $354,000 in non-interest expenses. Additionally, non-interest income decreased $244,000 in comparison to the 2001 period due to a nonrecurring gain totaling $356,000 that was recognized during the period ended
September 30, 2001.

Net Interest Income. Net interest income increased to $5.2 million for the nine months ended September 30, 2002, a $1.1 million or 27.5% increase from the $4.1 million earned during the same period in 2001. Although total interest income decreased as a result of the dramatic trend of declining interest rates throughout the period, this same trend proved to reduce the Company’s interest expense, primarily as it relates to time deposits, in a more profound manner, thereby resulting in an improved net interest margin. The Company’s net interest margin increased from 3.48% for the nine months ended September 30, 2001 to 4.05% for the nine months ended September 30, 2002. Furthermore, the Company’s overall cost of funds decreased as a result of a shift in the mix of depository balances from typically higher yielding time deposits to less costly accounts such as savings, money market, and demand accounts.

Provision for Loan Losses.  The provision for loan losses was $825,000 and $102,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in the provision for loan losses during the 2002 period resulted from changes In the methodology used to calculate the allowance that were suggested by the Bank’s regulators. These changes primarily involved the criteria used to classify loans.  There were net loan charge-offs of $94,000 during the nine months ended September 30, 2002 as compared with net charge-offs of $90,000 during the nine months ended September 30, 2001. At September 30, 2002, nonaccrual loans aggregated $1.4 million, while the allowance for loan losses stood at $1.3 million or .84% of total loans. The allowance was $575,000 or ..42% of total loans at December 31, 2001. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $579,000 for the nine months ended September 30, 2002 as compared with $823,000 for the nine months ended September 30, 2001, a decrease of $244,000.  The decline in non-interest income was primarily attributable to a nonrecurring gain totaling $356,000 that was recognized during the period ended September 30, 2001.  Exclusive of this nonrecurring gain, the other components of non-interest income increased $112,000 during the nine months ended September 30, 2002 in comparison to the same period in 2001. The components of non-interest income responsible for this increase were primarily charges and fees associated with customer’s deposit accounts.

Non-Interest Expenses.  Non-interest expenses increased to $3.4 million during the nine months ended September 30, 2002 as compared with $3.1 million for the nine months ended September 30, 2001, an increase of $354,000.  The increase resulted primarily from an increase in salaries and employee benefits of $207,000, advertising and promotion expense of $34,000, and data processing fees of $48,000.  The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 38.6% and 38.9 % for the nine months ended September 30, 2002 and 2001, respectively.

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

At September 30, 2002, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities) comprised 15.2% of total assets and 21.0% of total deposits. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”) and the N.C. Commissioner of Banks (the “Commissioner”).  The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 2002, KS Bank exceeded the capital requirements of both the FDIC and the Commissioner.

Item 3 - Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 and Item 307 of Regulation S-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits.

(3) (i)

Certification of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993.

		(3) (ii)	Bylaws, incorporated here in by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993.

		(4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993.

		99.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

	(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KS BANCORP, INC.

Date: November 12, 2002	By:	/s/ HAROLD T. KEEN

Harold T. Keen President and Chief Executive Officer

Date: November 12, 2002	By:	/s/ EARL W. WORLEY, JR.

Earl W. Worley, Jr. Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harold T. Keen, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of KS Bancorp, Inc., a North Carolina bank (the “registrant”);

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002		By:	/s/ HAROLD T. KEEN

Harold T. Keen President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Earl W. Worley, Jr., certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of KS Bancorp, Inc., a North Carolina bank (the “registrant”);

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002		By:	/s/ EARL W. WORLEY, JR.

Earl W. Worley, Jr. Chief Financial Officer