Form 10KSB
period 2002-12-31
KS BANCORP INC
filed 2003-03-27
CIK 912764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002

Commission file number:  000-22734

KS BANCORP, INC.
 (Name of small business issuer in its charter)

North Carolina	56-1842707

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 West Second Street
P. O. Box 219
Kenly, North Carolina	27542

(Address of principal executive offices)	(Zip Code)

(919) 284-4157

(Issuer’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value	N/A

(Title of class)	(Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

State issuer’s revenues for its most recent fiscal year:  $1,335,546

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:  Common Stock, no par value -- $13,986,274 (based on the last price which the stock was sold prior to March 20, 2003).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	1,153,177 shares

(Class)	(Outstanding at March 20, 2003)

DOCUMENTS INCORPORATED BY REFERENCE

•	Portions of the Annual Report to Stockholders for the year ended December 31, 2002 (the “2002 Annual Report”), are incorporated by reference into Part I and Part II.

•	Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2003 (the “Proxy Statement”), are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

Forward-Looking Statements Disclaimer

          This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve risks and uncertainties, and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words, and other similar expressions.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations, and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission.  The Company undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

          Prior to December 29, 1993, KS Bank, Inc. (the “Bank”), formerly known as Kenly Savings Bank, Inc., SSB, operated as a mutual North Carolina-chartered savings bank.  On December 29, 1993, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank.  In connection with the conversion, all of the issued and outstanding capital stock of the Bank was acquired by KS Bancorp, Inc., a North Carolina corporation (the “Company”) that was organized to become the holding company for the Bank.  At that time, the Company had an initial public offering of its common stock.

          The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended and the savings bank holding company laws of North Carolina.  The Company’s executive office is located at 207 West Second Street, Kenly, North Carolina.  The Company’s activities consist of owning and operating the Bank, holding certain indebtedness outstanding from the Bank’s Employee Stock Ownership Plan (the “ESOP”) and managing its investments.  The Company’s principal sources of income are earnings on its investments and interest payments received from the ESOP.  In addition, the Company receives dividends that are declared and paid by the Bank on its capital stock.

          The Bank was chartered in 1924.  It has been a member of the Federal Home Loan Bank system since 1936, and its deposits have been federally insured since 1961.  The Bank’s deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent permitted by law.  As a North Carolina-chartered savings bank, the Bank is regulated and examined by the Commissioner of Banks (the “Commissioner”) and the FDIC.

          The Bank conducts business through six offices in Kenly, Goldsboro, Wilson, Garner, Clayton and Selma, North Carolina.  At December 31, 2002, the Company had consolidated total assets of $191,058,774, consolidated net loans of $150,395,250, consolidated deposits of $138,026,837, and consolidated stockholders’ equity of $17,510,591.

          The Bank is engaged primarily in the business of attracting retail deposits from the general public and using such deposits to make mortgage loans secured by real estate.  The Bank makes mortgage loans secured by owner-occupied and non-owner occupied residential real estate, loans secured by non-residential properties, construction loans and equity line of credit loans.  The Bank also makes loans that are not secured by real property, such as loans secured by pledged deposit accounts, and various types of secured and unsecured consumer loans.  The Bank’s primary source of revenue is interest income from its lending activities.  The Bank’s other major sources of revenue are interest and dividend income from investments and mortgage-backed securities, interest income from its interest-earning deposit balances in other depository institutions, and transaction and fee income from its lending and deposit activities.  The Bank’s major expenses are interest on deposits and borrowings and non-interest expenses such as employee compensation and benefits, federal deposit insurance premiums, data processing expenses and occupancy expenses.

          General economic conditions and related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the Commissioner, significantly influence the operations of depository institutions, including the Bank.  Interest rates on competing investments and general market rates of interest influence deposit flow and the Bank’s cost of funds.  The demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds, influence demand for the Bank’s lending activities.

          At December 31, 2002, the Company and the Bank had a total of 59 full-time employees and 3 part-time employees.  The Company has no operations and conducts no business of its own other than owning the Bank, holding the loan to the ESOP, and managing its investments.

Lending Activities

          General.   The Bank is engaged primarily in the business of attracting deposits from the general public and using the deposits to make mortgage loans secured by real estate.  The Bank’s primary source of revenue is interest and fee income from its lending activities, consisting primarily of conventional first mortgage loans secured by real property located in its primary market area.  The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 78% of the Bank’s gross loan portfolio is secured by real estate.  On December 31, 2002, the Bank’s largest single outstanding loan had a balance of approximately $1.9 million.  In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

          Loan Portfolio Composition.  The Bank’s net loan portfolio totaled approximately $150 million at December 31, 2002, representing 79.0% of the Bank’s total assets.  Conventional first mortgage loans accounted for 52% of the Bank’s gross loan portfolio, before net items, on December 31, 2002.  Construction loans and equity line loans represented 17.0% and 9.0%, respectively, of the Bank’s gross loan portfolio, before net items, on that date.  See Note 3 of the “Notes to Consolidated Financial Statements” in the Company’s 2002 Annual Report to Stockholders.  As of December 31, 2002, 79% of the loans in the Bank’s gross loan portfolio, before net items, had adjustable interest rates.

          The following table sets forth the time to contractual maturity of the Bank’s loan portfolio at December 31, 2002.  Fixed rate loans are shown as due in the period of contractual maturity.  Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period.  Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less.  Amounts in the table are net of loans in process and are net of unamortized loan fees.

	One Yr. Or Less	More Than 1 Year to 5 Years	More Than 5 Years	Total

	(In Thousands)
Fixed rate	$3,908	$11,982	$11,655	$27,545
Adjustable rate	56,450	69,063	33	125,546
	$60,358	$81,045	$11,688	$153,091

          The following table sets forth the dollar amount at December 31, 2002 of all loans maturing or repricing on or after December 31, 2003 that have fixed or adjustable interest rates.

Fixed Rates	Adjustable Rates	Total

(In Thousands)
$3,908	$56,56,450	$60,358

          Although adjustable rate loans generally present less interest rate risk to the Bank, they are generally considered to involve a greater degree of credit risk than fixed rate loans because borrowers may have difficulty meeting their payment obligations if interest rates and required payment amounts increase substantially.  Substantially all of the fixed-rate loans in the Bank’s mortgage loan portfolio have due on sale provisions allowing the Bank to declare the unpaid balance due and payable in full upon the sale or transfer of an interest in the property securing the loan.

          Conventional First Mortgages.   At December 31, 2002, 51.76% of the Bank’s gross loan portfolio,

before net items, was composed of conventional first mortgage loans.  The Bank’s primary lending activity, which it intends to continue to emphasize, is the origination of conventional first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property.  The Bank also makes conventional first mortgage loans secured by multi-family residential property and by nonresidential real property. Consistent with the Bank’s emphasis on being a community-oriented financial institution, it is and has been the Bank’s strategy to focus its lending efforts in its primary market area.  Loans secured by multi-family residential and nonresidential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk.  Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

          Construction Lending.  The Bank makes various types of construction loans primarily for the construction of single-family dwellings.  On December 31, 2002, the aggregate gross outstanding balances of construction loans was approximately $27.0 million, representing 17.0% of the Company’s gross loan portfolio, before net items.  Some of these loans were made to investors who are constructing properties on a speculative basis; others were made to persons who are constructing properties for the purpose of occupying them.  Loans made to investors are generally “pure construction” loans which require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period.  Loans made to individual property owners are both pure construction loans and “construction-permanent” loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other permanent loans.

          Construction loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate that is already occupied.  A lender’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at the completion of construction and the estimated cost (including interest) of construction.  If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of construction.  If the estimate of anticipated value proves to be inaccurate, the lender may have security that has value insufficient to assure full repayment.  In addition, repayment of loans made to builders to finance construction of properties is often dependent upon the builder’s ability to sell the property once construction is completed.

          Home Equity Lines of Credit.  At December 31, 2002, home equity loans totaled $15 million and comprised approximately 9.0% of the Bank’s gross loan portfolio, before net items.  These loans are generally secured by subordinate liens against residential dwellings.  In many of these cases, the Bank holds the first lien on the security.  Home equity lines of credit have terms of up to 15 years and interest rates that are adjustable based upon prime rates.  Because these loans involve revolving lines of credit that can be drawn over a period of time, the Bank faces additional risks associated with changes in the borrower’s financial condition.  Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements.  Home equity loans are generally limited so that amount of such loans, along with any senior indebtedness, does not exceed 100% of the value of the real estate security.

          Consumer Loans.  During 1997 the Bank began originating consumer loans and had $5.0 million in such loans outstanding on December 31, 2002.  The Bank makes both secured and unsecured consumer loans.  Some consumer loans have fixed interest rates; others have adjustable interest rates.  Secured consumer loans have personal property, such as automobiles, or real property as collateral.  Fixed rate consumer loans generally have shorter terms than adjustable rate loans.  The Bank intends to increase the amount of consumer loans in its portfolio in future years.

          Origination and Sale of Loans.  In years prior to 1994, the Bank generally did not originate its loans with the intention that they would be sold in the secondary market.  Loans generally were not originated in conformity with the purchase requirements of the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”).  However, in January 1994 and October, 1994, the Bank opened a mortgage loan origination office in Clayton, North Carolina and a mortgage loan origination office in Goldsboro, North Carolina, respectively, and began originating loans in conformity with the purchase requirements of the FHLMC and FNMA, so that they could be sold in the secondary market if the Bank determined that such sales were prudent.  Nevertheless, the Bank continues to originate many loans which satisfy its underwriting requirements which are tailored for its local community but do not satisfy various requirements imposed by FHLMC and FNMA.  Such loans are not readily saleable in the secondary market and could be sold only after the Bank incurred certain costs, such as costs for surveys and title insurance and/or discounted the purchase price.  The Bank has historically found that its origination of nonconforming loans has not resulted in a high level of non-performing assets.  In addition, these loans generally produce a higher yield than are produced by loans which conform to the purchase requirements of FHLMC and FNMA.

          Non-performing Assets.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent.  In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status.  In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings.  If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale.  In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable than those normally offered.  Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment.  As of December 31, 2002, the Bank recorded no real estate acquired in settlement of loans.

          The Bank’s general policy is to place a loan on non-accrual status when the loan becomes 90 days delinquent as it establishes reserves for uncollected interest.  Such interest when ultimately collected is credited to income in the period received.  Interest on loans considered to be impaired is treated similarly.  Loans delinquent more than 90 days amounted to $1,404,753 and $2,394,308 on December 31, 2002 and 2001, respectively.  See Note 3 to “Notes to Consolidated Financial Statements” in the Company’s 2002 Annual Report to Stockholders.

          The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and non-performing investments in real estate at the dates indicated.  There are no troubled debt restructurings in the years presented.

	At December 31,

	2002	2001	2000

	(Dollars in Thousands)
Total non-accrual loans delinquent 90 days or more	$1,405	$2,394	$3,799
Real estate owned	419	17	0
Total non-performing assets	$1,824	$2,411	$3,799

Non-performing loans to total loans	0.89%	1.66%	2.71%
Non-performing assets to total assets	0.95%	1.47%	2.49%
Total assets	$191,059	$163,890	$152,297
Total loans	$158,242	$144,169	$140,213

          Allowance for Loan Losses.  In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, general economic conditions, the types of loans being made, the creditworthiness of borrowers over the terms of the loans and, in the case of secured loans, the quality of the security for the loans.  Management’s policy is to maintain an adequate allowance for loan losses based on, among other things, the Bank’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.  Specific allowances are provided for individual loans when management believes the uncollectibility of the loan balance is confirmed.  The Bank’s level of allowances for loan losses at December 31, 2002, 2001 and 2000 was $1,276,685, $574 and $489 respectively.

          Management continues to monitor the Bank’s asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary.  Although management believes it uses the best information available to make determinations regarding the allowance for loan losses, future adjustments may be necessary if circumstances change.  In addition, regulatory examiners may require the Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

          The following table describes the activity related to the Bank’s allowance for possible loan losses for the periods indicated.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In Thousands)
Balance, beginning of period	$575	$489	$392	$359	$325
Provision for loan losses	1,014	224	113	36	34
Charge-offs	(313)	(138)	(10)	(3)	—

Balance, end of period	1,276	$575	$489	$392	$359

          The following table sets forth the composition of the allowance for possible loan losses by type of loan at the dates indicated.

	At December 31,

	2002		2001		2000		1999		1998

	Amount of Allowance	Amount of Allowance to Total Allowance	Amount of Allowance	Amount of Allowance to Total Allowance	Amount of Allowance	Amount of Allowance to Total Allowance	Amount of Allowance	Amount of Allowance to Total Allowance	Amount of Allowance	Amount of Allowance to Total Allowance

Mortgage loans:
Residential 1-4 family	$363	28.47%	$337	58.66%	$261	53.37%	$218	55.61%	$197	54.78%
Residential multi-family	297	23.29%	20	3.45%	11	2.25%	10	2.55%	10	2.82%
Nonresidential real estate and other property	243	19.04%	62	10.74%	56	11.45%	43	10.97%	21	5.78%
Home equity and property improvement	120	9.40%	54	9.47%	65	13.29%	52	13.27%	61	17.00%
Construction	215	16.85%	61	10.52%	49	10.03%	45	11.48%	44	12.35%

Total real estate loans	$1,238	97.05%	$54	92.84%	$442	90.39%	$368	93.88%	$333	92.73%
Other loans	38	2.95%	41	7.16%	47	9.61%	24	6.12%	26	7.27%

Total allowance for loan losses	$1,276	100.00%	$575	100.00%	$489	100.00%	$392	100.00%	$359	100.00%

Investment Securities

          Interest and dividend income from investment securities, including mortgage-backed securities, generally provides the Bank’s second largest source of income after interest on loans.  At December 31, 2002, the Bank’s investment portfolio totaled approximately $23 million and consisted of federal agency securities, mortgage-backed securities and stock of the Federal Home Loan Bank of Atlanta.

          As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to maintain an investment in stock of the Federal Home Loan Bank of Atlanta equal to the greater of 1.0% of the Bank’s outstanding home loans or 5.0% of its outstanding advances from the Federal Home Loan Bank of Atlanta.  No ready market exists for such stock, which is carried at cost.  As of December 31, 2002, the Bank’s investment in stock of the Federal Home Loan Bank of Atlanta was $1,740,000.00.

          North Carolina regulations require the Bank to maintain a minimum amount of liquid assets.  The computation of liquidity allows the inclusion of mortgage-backed securities and other instruments that are readily marketable, including investments with maturities in excess of five years.

          See Note 2 of  “Notes to Consolidated Financial Statements”  in the Company’s 2002 Annual Report to Stockholders.

Deposits and Borrowings

          Deposits.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, advances from the Federal Home Loan Bank of Atlanta and otherwise from its operations.  Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions.  On December 31, 2002, 2001 and 2000, the Bank’s deposits totaled $ 138,027, $128,825 and $120,073, respectively.

          The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates.  The Bank offers savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities.  At December 31, 2002, 77% of the Bank’s deposits, consisted of certificate accounts, 4% consisted of regular savings accounts, 7% consisted of NOW accounts, 6% consisted of money market accounts and 6% consisted of non-interest-bearing transaction accounts.  Of the certificates of deposit described above, $34.0 million, or 32.0% had denominations of $100,000 or greater.  Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry.  The Bank’s savings deposits traditionally have been obtained primarily from its primary market area.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings.  The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

          See Note 5 to the “Notes to Consolidated Financial Statements” in the Company’s 2002 Annual Report to Stockholders.

          Borrowings.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  They may also be used on a longer term basis for general business purposes.  The Bank’s principal source of long-term borrowings is advances from the Federal Home Loan Bank of Atlanta.  The Federal Home Loan Bank system functions in a reserve credit capacity for savings institutions.  As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances from the Federal Home Loan Bank of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank of Atlanta’s assessment of the institution’s creditworthiness.  The Bank had $34.8 million outstanding borrowings at December 31, 2002.

Subsidiaries

          The Company has no subsidiaries other than the Bank.  The Bank has no subsidiaries.

Market Area

          The Bank’s primary market area consists of Johnston, Wilson, Wayne and Wake counties in North Carolina. This area includes a portion of the Raleigh, North Carolina metropolitan area and areas south and west of Raleigh.

          Employment in the Bank’s primary market area is diversified among manufacturing, agricultural, retail and wholesale trade, government, services and utilities.  The economy in the primary market area is affected by the growth, processing and sale of tobacco products.  Legislative, regulatory and other actions which negatively impact the demand for tobacco products could negatively impact the Bank’s performance.

Competition

          The Bank faces strong competition both in attracting deposits and making real estate and other loans.  Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them.  The Bank has also faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  The ability of the Bank to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.  Based upon comparative data as of June 30, 2002, the Bank had approximately 8.26% of the deposits in Johnston County, North Carolina, approximately 2.00% of the deposits in Wilson County, North Carolina, approximately 1.48% of the deposits in Wayne County, North Carolina, and less than 0.33% of the deposits in Wake County, North Carolina.

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

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and FDIC insurance funds in the event the depository institution becomes in danger of default or is in default.  For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan.  Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve under the Bank Holding Company Act also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

          In addition, the “cross-guarantee” provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds.  The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

          As a result of the Company’s ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina.  Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

          Financial Services Modernization Legislation.  The Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms.  All provisions of the GLB are effective now.

          Financial Affiliations.  Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies.  Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards).  A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a “satisfactory” rating on their last Community Reinvestment Act (the “CRA”) examination.  A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

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

          Privacy.  The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii) permits customers to prohibit (“opt-out”) of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits “pretext” calling.  The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms.  The privacy provisions became effective November 2000, and full compliance was required by July 1, 2001.

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

          USA Patriot Act.   In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements.  For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering.  Additionally, Title III of the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

          Pursuant to Section 352 of the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, Section 326 of the Act requires certain minimum standards with respect to customer identification and verification.  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.  Furthermore, effective December 25, 2001, financial institutions were prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain record-keeping obligations with respect to correspondent accounts of foreign banks.

          Bank regulators are directed to consider a bank’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

          Sarbanes-Oxley Act of 2002.  On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues.  The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.  Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

          In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results.  It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies.  It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations.  It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

          The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority.  The economic and operational effects of this new legislation on public companies, including the Bank, will be significant in terms of the time, resources and costs associated with complying with the new law.  Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

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

          Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items.  The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.  In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

          Dividend and Repurchase Limitations.   The Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks;

(ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.  Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares.  The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.  The Bank’s ability to pay dividends is limited.

          Capital Maintenance Agreement.  In order to acquire control of the Bank, the Company was required to execute a capital maintenance agreement whereby it has agreed to maintain the Bank’s capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

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

          As an insured institution, the Bank is prohibited from engaging as principal in any activity, or acquiring or retaining any equity investment of a type or in an amount, that is not permitted for national banks unless (i) the FDIC determines that the activity or investment would pose no significant risk to the Savings Association Insurance Fund, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.  A savings bank generally is prohibited from investing more than 15% of its total assets in business, commercial, corporate and agricultural loans and from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as “junk bonds”).

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

          Transactions with Affiliates.  Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank.  The Company and the Bank are affiliates of each other.  Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such the Bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate.  The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders.  Under Section 22(h), loans to directors, executive officers and stockholders who, directly or indirectly, own more than 10% of any class of voting securities of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank’s loans-to-one borrower limit as established by federal law (as discussed below).  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers or stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company.  Any “interested” director may not participate in the voting.  The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000).  Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.  Section 22(h) also imposes additional limits on amounts a savings bank can loan to an executive officer or director.

          FDIC Insurance Assessments.  The Bank is also subject to insurance assessments imposed by the FDIC.  The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories (see “Prompt Corrective Action”), with the “undercapitalized” category including institutions that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group.  The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal banking regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. An institution’s insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 31 basis points) are applied.  In addition, the Bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

          An institution’s deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

          Community Reinvestment Act. Under the Community Reinvestment Act as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the Community Reinvestment Act, the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of  “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their Community Reinvestment Act performance ratings. The Bank received a “satisfactory” rating in its last Community Reinvestment Act examination.

          Net Worth and Capital Adequacy Requirements Applicable to the Bank.  The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations.  The Commissioner requires that savings banks maintain net worth not less than 5% of its total assets.  Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.  The Bank complied with the net worth requirements as of December 31, 2002.

          In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements.  Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Risk-Based Capital Ratio”) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (“Tier 2 Capital”).  At December 31, 2002, the Bank’s Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) were 14.72% and 13.70%, respectively, which were well above the FDIC’s minimum risk-based capital guidelines.

          Under the FDIC’s leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities.  At December 31, 2002, the Bank’s Leverage Capital Ratio was 8.98%, which was above the FDIC’s minimum leverage capital guidelines.

          Failure to meet the FDIC’s capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.” The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

          Loans-To-One-Borrower.  The Bank is subject to the Commissioner’s loans-to-one-borrower limits.  Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank.  Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth.  These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000.  A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank’s net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank’s net worth.  These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank’s net worth.

          As of December 31, 2002, the largest aggregate amount of loans that the Bank had to any one borrower was $2,000,000.  The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

          Limits on Rates Paid on Deposits and Brokered Deposits.  Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area.  Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits.  The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below.  See “Prompt Corrective Action.”  As of December 31, 2002, the Bank was considered “well capitalized,” and, thus, was not subject to the limitations on rates payable on its deposits.

          Federal Home Loan Bank System.  The Federal Home Loan Bank system provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the Federal Home Loan Bank of Atlanta.  On December 31, 2002, the Bank was in compliance with this requirement, with an investment in Federal Home Loan Bank of Atlanta of $1,740,000.

          Reserve Requirements.  Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts.  These percentages are subject to adjustment by the Federal Reserve Board.  Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2002, the Bank met FDIC reserve requirements.

          Restrictions on Acquisitions.  Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition.  Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock.  In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock.  Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

          Liquidity.  The Bank is subject to the liquidity requirements established by the Commissioner.  North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank’s total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years.  On December 31, 2002, the Bank’s liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 17.0%.

          Prompt Corrective Action.  Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”).  The FDIC is required to take certain mandatory supervisory actions and is authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of any action taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for an institution that is critically undercapitalized.

          Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state--chartered savings bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Capital Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be “well capitalized.” A savings bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Capital Ratio of 4.0%” or greater, is considered to be “adequately capitalized.” A savings bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Capital Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Capital Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see “– Net Worth and Capital Adequacy Requirements of the Bank”), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions).  A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

          A savings bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” savings bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any “undercapitalized” savings bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” savings bank if it determines that those actions are necessary to carry out the purpose of the law.

          At December 31, 2002, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

          Subject to certain conditions and the states’ right to opt out of certain provisions, the interstate banking laws also permit interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing merger transactions prior to June 1, 1997, or it could “opt out” and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The interstate banking laws also permit banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes that, under certain conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

          Restrictions on Dividends and Other Capital Distributions.  A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.

          In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank’s mutual to stock conversion.

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

          The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution’s financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

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

          Future Requirements.  Statutes and regulations that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions are introduced regularly.  Neither the Company nor the Bank can predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.	PROPERTIES

          At December 31, 2002, the Company conducted its business from the Bank’s headquarters office and a branch office in Kenly, North Carolina, and its branch offices in Selma, Goldsboro, Wilson, Clayton and Garner, North Carolina.   In addition, on June 27, 2001, the Company acquired two lots of real property in Smithfield, North Carolina.  The Bank plans to open a new branch there.  Furthermore, the Board of Directors has approved the Smithfield location as the site of the Bank’s new headquarters office when construction of the branch is completed.   The following table sets forth certain information regarding the Company’s properties as of December 31, 2002.  See Note 4 to the Company’s Consolidated Financial Statements included in the 2002 Annual Report that is incorporated herein by reference.  In the opinion of management, all properties are in good condition and are adequate for their purpose.

Address	Net Book Value of Property	Owned or Leased

Kenly
Corporate offices:
207 West Second Street
Kenly, North Carolina 27542	$269,549	Owned
Branch facility:
200 North Church Street
Kenly, North Carolina 27542	$501,469	Owned
Selma
115 West Anderson Street
Selma, North Carolina 27576	$105,715	Owned
Wilson
206 N. Ward Boulevard
Wilson, North Carolina 27893	$422,012	Owned
Clayton
11591 Highway 70 West
Clayton, North Carolina 27250	$767,489	Owned
Goldsboro
1112 E. Ash Street
Goldsboro, North Carolina 27530	$214,161	Owned
Garner
920 7th Avenue
Garner, North Carolina 27529	$0	Leased
Smithfield
1017 North Brightleaf Blvd.
Smithfield, North Carolina 27577	$728,052	Owned

          The total net book value of the Company’s furniture and equipment on December 31, 2002 was $464,262.

ITEM 3.	LEGAL PROCEEDINGS

          In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Market Information/Holders/Dividends.  See the information under the sections captioned “Common Stock Information” on Page 41 in the Company’s 2002 Annual Report, which sections are incorporated herein by reference.  See “Item 1.  BUSINESS—Supervision and Regulation of the Bank-- Restrictions on Dividends and Other Capital Distributions” above for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company.

          See Item 11 of this Form 10-KSB, below, for information regarding the Company’s equity compensation plans.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          See the information set forth under Item 1 above and the information set forth under the section captioned “Management’s Discussion and Analysis” on pages 3 through 12 in the Company’s 2002 Annual Report, which section is incorporated herein by reference.

ITEM 7.	FINANCIAL STATEMENTS

          The consolidated financial statements of the Company set forth on pages 14 through 19 of the Company’s 2002 Annual Report are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with the Company’s independent certified public accountants.  The Audit Committee of the Board of Directors of the Company has selected Dixon Odom PLLC as the Company’s independent auditor for the fiscal year ending December 31, 2003.  Such selection is being submitted to the Company’s shareholders at the 2003 Annual Meeting for ratification.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

          The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal 1 - Election of Directors – Nominees, Continuing and Retiring Directors” on pages 7 and 8 of the Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and “Proposal 1 - Election of Directors - Executive Officers” on page 11 of the Proxy Statement, which sections are incorporated herein by reference.

          The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

          The information required by this Item is set forth under the sections captioned “Proposal 1 - Election of Directors – Directors’ Compensation” on pages 9 and 10 and under “Management Compensation” on pages 11 through 15 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Equity Compensation Plan Information.  The following table presents the numbers of shares of common stock to be issued upon the exercise of outstanding options for both the Directors’ and the Employees’ Stock Option Plans; the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company’s stock option plans described below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	46,628	$6.00	0
Equity compensation plans not approved by security holders	0	0	0
Total	46,628	$6.00	0

          Other information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners” on pages 4 through 6 of the Proxy Statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See the section captioned “Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management” on page 15 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

13(a)	Exhibits

A listing of the exhibits to this Report on Form 10-KSB is set forth on the Index to Exhibits which immediately precedes such exhibits and is incorporated herein by reference.

13(b)	The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14.	CONTROLS AND PROCEDURES

          The Company maintains systems of disclosure controls and procedures and internal controls and procedures for financial reporting designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this Annual Report on Form 10-KSB.  The Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

          The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures and internal controls and procedures for financial reporting are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosures.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KS BANCORP, INC.

Date: March 27, 2003	By:	/s/ HAROLD T. KEEN

Harold T. Keen President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HAROLD T. KEEN	President and Chief Executive	March 27, 2003
Officer and Director
Harold T. Keen

/s/ EARL W. WORLEY, Jr.	Senior Vice President and	March 27, 2003
Chief Financial Officer
E W. Worley

/s/ A. CARROLL COLEMAN	Director	March 27, 2003

A. Carroll Coleman

/s/ ROBERT E. FIELDS	Director	March 27, 2003

Robert E. Fields

/s/ R. HAROLD HINNANT	Director	March 27, 2003

R. Harold Hinnant

/s/ JAMES C. PARKER	Director	March 27, 2003

James C. Parker

/s/ R. ELTON PARRISH	Director	March 27, 2003

R. Elton Parrish

/s/ RALPH EDWARDSCOTT, JR.	Director	March 27, 2003

Ralph Edward Scott, Jr.

/s/ SIDNEY E. SAULS	Director	March 27, 2003

Sidney E. Sauls

/s/ GORDON C. WOODRUFF	Director	March 27, 2003

Gordon C. Woodruff

CERTIFICATION PURSUANT TO SECTION 302

I, Harold T. Keen, certify that:

          1.     I have reviewed this annual report on Form 10-KSB of KS Bancorp, Inc.;

          2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed:	/s/ HAROLD T. KEEN

Harold T. Keen President and Chief Executive Officer

Date:	March 27, 2003

CERTIFICATION PURSUANT TO SECTION 302

I, Earl W. Worley, Jr., certify that:

          1.     I have reviewed this annual report on Form 10-KSB of KS Bancorp, Inc.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed:	/s/ EARL W. WORLEY, JR.

Earl W. Worley, Jr. Chief Financial Officer

Date:	March 27, 2003

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3(i)

Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No.  33-69522, dated September 25, 1993, and amended on November 3, 1993

3(ii)	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993 and amended on November 3, 1993.

4	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993

10(iii)(B)	No compensatory plan, contract or arrangement was adopted without the approval of security holders pursuant to which equity may be awarded during the fiscal year ending December 31, 2002.

11

See Note 1 to Consolidated Financial Statements set forth at page 25 of the Company’s 2002 Annual Report to Stockholders attached hereto as Exhibit 13 for the Statement Regarding Computation of Per Share Earnings.

13	2002 Annual Report (excluding page 2, the Report to Stockholders from President)

21	See Item 1 “– Description of Business – Subsidiaries.”

23(i)	Consent of Dixon Odom PLLC

99	Certification Pursuant to 18 U.S.C. 1350