Form 10QSB
period 2003-03-31
KS BANCORP INC
filed 2003-05-01
CIK 912764

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-22734

KS BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1842707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

207 WEST SECOND STREET, KENLY, NC 27542

(Address of principal executive office)

(919) 284-4157

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of April 9, 2003, 1,160,592 shares of the issuer’s common stock, no par value, were outstanding.

This report contains 13 pages.

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2003 (Unaudited)	December 31, 2002*
	(In thousands)
ASSETS
Cash and due from banks:
Interest-earning	$9,017	$6,746
Noninterest-earning	478	890
Investment securities:
Available for sale, at fair value	21,955	23,297
Held to maturity, at amortized cost	62	64
Federal Home Loan Bank stock, at cost	2,040	1,740
Presold mortgages in process of settlement	2,356	1,419
Loans receivable, net	151,502	150,839
Accrued interest receivable	938	1,034
Foreclosed assets, net	877	420
Property and equipment, net	4,407	3,948
Other assets	420	662

TOTAL ASSETS	$194,052	$191,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$140,783	$138,027
Advances from Federal Home Loan Bank	34,800	34,800
Accrued interest payable	282	309
Accrued expenses and other liabilities	436	413

TOTAL LIABILITIES	176,301	173,549

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 20,000,000 shares authorized; 1,153,177 shares issued and outstanding in 2003 and 2002, respectively	4,980	4,962
Unearned ESOP shares	(39)	(39)
Retained earnings, substantially restricted	12,743	12,455
Accumulated other comprehensive income	67	132

TOTAL STOCKHOLDERS’ EQUITY	17,751	17,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,052	$191,059

*	Derived from audited financial statements

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,751	$2,732
Investment securities:
Taxable	220	183
Tax-exempt	29	—
Dividends	19	16
Interest-earning deposits	14	18

TOTAL INTEREST INCOME	3,033	2,949

INTEREST EXPENSE
Deposits	878	1,116
Advances from Federal Home Loan Bank	322	236

TOTAL INTEREST EXPENSE	1,200	1,352

NET INTEREST INCOME	1,833	1,597

PROVISION FOR LOAN LOSSES	48	31

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,785	1,566

NON-INTEREST INCOME
Service charges on deposit accounts	151	100
Fees from presold mortgages	82	68
Other income	44	15

TOTAL NON-INTEREST INCOME	277	183

NON-INTEREST EXPENSE
Compensation and benefits	796	640
Occupancy and equipment	164	156
Data processing and outside service fees	122	100
Insurance	16	17
Other	198	175

TOTAL NON-INTEREST EXPENSE	1,296	1,088

INCOME BEFORE INCOME TAXES	766	661

INCOME TAXES	294	253

NET INCOME	$472	$408

NET INCOME PER COMMON SHARE
Basic	$.41	$.36

Diluted	$.40	$.35

DIVIDEND PER COMMON SHARE	$.16	$.16

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$472	$408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71	73
Amortization, net	36	(1)
Release of ESOP shares	18	15
Provision for loan losses	48	31
Change in assets and liabilities:
(Increase) decrease in presold mortgages in process of settlement	(937)	50
(Increase) decrease in accrued interest receivable	96	(57)
(Increase) decrease in other assets	282	(13)
Decrease in accrued interest payable	(27)	(103)
Increase (decrease) in accrued expenses and other liabilities	23	(239)

NET CASH PROVIDED BY OPERATING ACTIVITIES	82	164

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of:
Available for sale investment securities	(3,422)	—
Proceeds from sales, maturities and calls of:
Available for sale investment securities	4,623	1,078
Held to maturity investment securities	2	4
Purchase of Federal Home Loan Bank stock	(300)	—
Net increase in loans	(1,213)	(3,512)
Proceeds from sales of foreclosed assets	45	—
Purchase of property and equipment	(530)	(27)

NET CASH USED BY INVESTING ACTIVITIES	(795)	(2,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,756	1,609
Cash dividends paid	(184)	(182)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,572	1,427

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,859	(866)

CASH AND CASH EQUIVALENTS, BEGINNING	7,636	7,974

CASH AND CASH EQUIVALENTS, ENDING	$9,495	$7,108

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to real estate acquired in settlement of loans	$502	$—

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of KS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B—NET INCOME PER SHARE

Net income per common share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. In accordance with generally accepted accounting principles, employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three months ended March 31,
	2003	2002
Weighted average number of common shares used in computing basic net Income per share	1,147,761	1,127,297

Effect of dilutive stock options	22,338	27,670

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,170,099	1,154,967

NOTE C—COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $407,000 and $331,000, respectively.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at

March 31, 2003 and December 31, 2002

Consolidated total assets increased by $3.0 million during the three months ended March 31, 2003, from $191.1 million at December 31, 2002 to $194.1 million at March 31, 2003. This growth in the Company’s total assets resulted from increases in our loan portfolio, presold mortgages in process of settlement, and liquid assets (consisting of cash and due from banks and investment securities) of $660,000, $937,000, and $515,000, respectively, during the three months ended March 31, 2003. Funding for this growth was provided primarily from increases in customer deposits of $2.8 million.

Total stockholders’ equity increased $241,000 from $17.5 million at December 31, 2002 to $17.8 million at March 31, 2003. This increase resulted principally from net income of $472,000 for the three months, net of unrealized losses on available for sale investment securities during the period of $65,000 and net of the Company’s regular quarterly dividends during the three months totaling $184,000, or $.16 per share.

Comparison of Results of Operations for the

Three months ended March 31, 2003 and 2002

Net Income.    Net income for the quarter ended March 31, 2003 was $472,000, or $.41 per share, as compared with net income of $408,000, or $.36 per share, for the three months ended March 31, 2002, an increase of $64,000, or $.05 per share. This improvement in our earnings resulted primarily from increases in our net interest income and non-interest income, which were partially offset by growth in our non-interest expenses. All of these factors are addressed in the discussion that follows.

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

Net interest income increased $236,000 to $1.8 million during the quarter ended March 31, 2003 in comparison to the $1.6 million earned during the same period in 2002. While the interest rates for our interest-earning assets dropped approximately 80 basis points during the first quarter of 2003 compared to the first quarter of 2002, the interest rates we pay for our interest-bearing liabilities decreased by approximately 83 basis points. The declining level of interest rates combined with an increase in our average net interest earning assets resulted in increases in our net interest rate spread, from 3.69% in the 2002 quarter to 3.72% in the current year quarter, and in our net yield on average interest-earning assets, from 3.95% in the 2002 quarter to 3.97% in the current year.

Provision for Loan Losses. The provision for loan losses was $48,000 and $31,000 for the quarters ended March 31, 2003 and 2002, respectively. There were net loan charge-offs of $14,000 and $55,000 during the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003, nonaccrual loans aggregated $1.2 million, while the allowance for loan losses stood at $1.3 million or .86% of total loans. At December 31, 2002, nonaccrual loans aggregated $1.5 million while the allowance was $1.3 or .84% of total loans. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $277,000 for the three months ended March 31, 2003 as compared with $183,000 for the three months ended March 31, 2002, an increase of $94,000. The increase in non-interest income was primarily attributable to volume related increases in service charges on deposit accounts and fees from presold mortgages of $51,000 and $14,000, respectively.

Non-Interest Expenses. Non-interest expenses increased to $1.3 million during the quarter ended March 31, 2003 as compared with $1.1 million for the quarter ended March 31, 2002, an increase of $208,000. The increase resulted primarily from an increase in salaries and employee benefits and data processing fees of $156,000 and $22,000, respectively. The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.4% and 38.3% for the three months ended March 31, 2003 and 2002, respectively.

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

At March 31, 2003, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities) comprised 16.2% of total assets and 22.4% of total deposits. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Administrator of Savings Institutions (“N. C. Administrator”). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 2003, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Item 3—Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KS BANCORP, INC.

Date: April 29, 2003	By:	/s/ HAROLD T. KEEN
Harold T. Keen President and Chief Executive Officer

Date: April 29, 2003	By:	/s/ EARL W. WORLEY, JR.
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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By:	/s/ HAROLD T. KEEN
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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By:	/s/ EARL W. WORLEY, JR.
Earl W. Worley, Jr. Chief Financial Officer