Form 10QSB
period 2003-06-30
KS BANCORP INC
filed 2003-08-12
CIK 912764

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-22734

KS BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1842707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

207 WEST SECOND STREET, KENLY, NC 27542

(Address of principal executive office)

(919) 284-4157

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of July 22, 2003, 1,160,992 shares of the issuer’s common stock, no par value, were outstanding.

Part I. Financial Information

Item 1—Financial Statements

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2003 (Unaudited)	December 31, 2002*
ASSETS	(In thousands)
Cash and due from banks:
Interest-earning	$4,485	$6,746
Noninterest-earning	589	890
Time deposits	100	—
Investment securities:
Available for sale, at fair value	23,600	23,297
Held to maturity, at amortized cost	60	64
Federal Home Loan Bank stock, at cost	1,590	1,740
Presold mortgages in process of settlement	2,695	1,419
Loans receivable, net	150,671	150,839
Accrued interest receivable	1,049	1,034
Foreclosed real estate, net	936	420
Property and equipment, net	4,774	3,948
Other assets	611	662

TOTAL ASSETS	$191,160	$191,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$140,507	$138,027
Advances from Federal Home Loan Bank	31,800	34,800
Accrued interest payable	257	309
Accrued expenses and other liabilities	462	413

TOTAL LIABILITIES	173,026	173,549

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 1,160,992 in 2003 and 1,153,177 in 2002	5,045	4,962
Unearned ESOP shares	(39)	(39)
Retained earnings, substantially restricted	12,940	12,455
Accumulated other comprehensive income	188	132

TOTAL STOCKHOLDERS’ EQUITY	18,134	17,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,160	$191,059

*	Derived from audited consolidated financial statements.

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,704	$2,879	$5,455	$5,611
Investment securities:
Taxable	170	165	390	348
Tax-exempt	30	—	59	—
Dividends	20	14	39	30
Interest-earning deposits	15	9	29	27

TOTAL INTEREST INCOME	2,939	3,067	5,972	6,016

INTEREST EXPENSE
Deposits	838	1,008	1,716	2,124
Advances from Federal Home Loan Bank	267	254	589	490

TOTAL INTEREST EXPENSE	1,105	1,262	2,305	2,614

NET INTEREST INCOME	1,834	1,805	3,667	3,402
PROVISION FOR LOAN LOSSES	114	141	162	172

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,720	1,664	3,505	3,230

NON-INTEREST INCOME
Service charges on deposit accounts	164	139	315	239
Fees from presold mortgages	106	42	188	110
Gain on sale of foreclosed real estate	36	—	36	—
Other income	50	7	94	22

TOTAL NON-INTEREST INCOME	356	188	633	371

NON-INTEREST EXPENSE
Compensation and benefits	846	711	1,642	1,351
Occupancy and equipment	163	152	327	308
Data processing and outside service fees	128	95	250	195
Other	307	243	521	434

TOTAL NON-INTEREST EXPENSE	1,444	1,201	2,740	2,288

INCOME BEFORE INCOME TAXES	632	651	1,398	1,313
INCOME TAXES	249	254	543	507

NET INCOME	$383	$397	$855	$806

NET INCOME PER COMMON SHARE
Basic	$.33	$.35	$.74	$.71

Diluted	$.33	$.34	$.73	$.70

DIVIDEND PER COMMON SHARE	$.16	$.16	$.32	$.32

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$855	$806
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	146	149
Amortization, net	85	(2)
Release of ESOP shares	36	32
Provision for loan losses	162	172
Gain on sale of foreclosed real estate	(36)	—
Change in assets and liabilities:
(Increase) decrease in presold mortgages in process of settlement	(1,276)	(1,045)
(Increase) decrease in accrued interest receivable	(15)	(121)
(Increase) decrease in other assets	16	(144)
Increase (decrease) in accrued interest payable	(52)	(120)
Increase (decrease) in accrued expenses and other liabilities	49	(336)

NET CASH USED BY OPERATING ACTIVITIES	(30)	(609)

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in time deposits	(100)	—
Purchases of:
Available for sale investment securities	(9,905)	(4,000)
Proceeds from sales, maturities and calls of:
Available for sale investment securities	9,608	4,167
Held to maturity investment securities	4	15
Purchase (sale) of Federal Home Loan Bank stock	150	(233)
Net increase in loans	(677)	(16,452)
Proceeds from sales of foreclosed real estate	203	—
Purchase of property and equipment	(972)	(64)

NET CASH USED BY INVESTING ACTIVITIES	(1,689)	(16,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,480	5,493
Advances from Federal Home Loan Bank	—	8,000
Principal payments—Federal Home Loan Bank advances	(3,000)	—
Cash dividends paid	(370)	(365)
Proceeds from exercise of stock options	47	15

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(843)	13,143

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,562)	(4,033)
CASH AND CASH EQUIVALENTS, BEGINNING	7,636	7,974

CASH AND CASH EQUIVALENTS, ENDING	$5,074	$3,941

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to real estate acquired in settlement of loans	$683	$124

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of KS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	1,156,905	1,131,311	1,152,358	1,129,315
Effect of dilutive stock options	19,473	27,876	20,887	27,718

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,176,378	1,159,187	1,173,245	1,157,033

NOTE C—COMPREHENSIVE INCOME

For the quarter ended June 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $504,000 and $391,000, respectively.

For the six months ended June 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $911,000 and $723,000, respectively

Item2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at

June 30, 2003 and December 31, 2002

Although consolidated total assets increased by only $100,000 during the six months ended June 30, 2003, from $191.1 million at December 31, 2002 to $191.2 million at June 30, 2003, the Bank experienced significant growth in its presold mortgages in process of settlement and property and equipment totaling $1.3 million and $826,000, respectively. The increase in property and equipment resulted primarily from construction of the Company’s new main office. Funding for this growth, as well as for the payment of $3.0 million in advances from the Federal Home Loan Bank, was provided primarily through decreases in liquid assets (consisting of cash and due from banks, time deposits, and investment securities) of $2.2 million and increases in customer deposits of $2.5 million.

Total stockholders’ equity increased $624,000 from $17.5 million at December 31, 2002 to $18.1 million at June 30, 2003. This increase resulted principally from net income and unrealized gains on available for sale investment securities during the six months of $855,000 and $56,000, respectively, net of the Company’s regular quarterly dividends during the six months totaling $370,000, or $.32 per share.

Comparison of Results of Operations for the

Three months ended June 30, 2003 and 2002

Net Income. Net income for the quarter ended June 30, 2003 was $383,000, or $.33 per basic share, as compared with net income of $397,000, or $.35 per basic share, for the three months ended June 30, 2002, a decrease of $14,000, or $.02 per share. This decrease in our earnings resulted primarily from increases in our non-interest expenses, which were partially offset by growth in our non-interest income. All of these factors are addressed in the discussion that follows.

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

Net interest income increased $29,000 to $1,834,000 during the quarter ended June 30, 2003 in comparison to the same period in 2002. During periods of declining interest rates, as was the case when comparing the quarter ended June 30, 2003 to June 30, 2002, we manage the interest rate we pay for our interest-bearing liabilities in an attempt to effectively manage our net interest rate spread. Our management of the rate applicable to these interest-bearing liabilities, in conjunction with the overall growth in our loan portfolio, has resulted in the increased amount of net interest income, as previously described.

Provision for Loan Losses. The provision for loan losses was $114,000 and $141,000 for the quarters ended June 30, 2003 and 2002, respectively. There were net loan charge-offs of $13,000 and $39,000 during the quarters ended June 30, 2003 and 2002, respectively. At June 30, 2003, nonaccrual loans aggregated $663,000, while the allowance for loan losses stood at $1.4 million or .91% of total loans. At December 31, 2002, nonaccrual loans aggregated $1.5 million while the allowance was $1.3 million or .84% of total loans. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $356,000 for the three months ended June 30, 2003 as compared with $188,000 for the three months ended June 30, 2002, an increase of $168,000. The increase in non-interest income was primarily attributable to volume related increases in service charges on deposit accounts and fees from presold mortgages of $25,000 and $64,000, respectively. Also contributing to this increase were gains on the sale of foreclosed real estate totaling $36,000 and a one time gain on the sale of the Bank’s consumer credit card line totaling $49,000.

Non-Interest Expenses. Non-interest expenses increased to $1.4 million during the quarter ended June 30, 2003 as compared with $1.2 million for the quarter ended June 30, 2002, an increase of $243,000. The increase resulted primarily from an increase in salaries and employee benefits and data processing fees of $135,000 and $33,000, respectively. Additionally, during the quarter ended June 30, 2003 the Bank incurred expenses related to retaining and sustaining foreclosed assets totaling $25,000. No such expenses were incurred during the same period of the previous year. The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 39.3% and 39.0% for the three months ended June 30, 2003 and 2002, respectively.

Comparison of Results of Operations for the

Six months ended June 30, 2003 and 2002

Net Income. Net income for the six months ended June 30, 2003 was $855,000, or $.74 per basic share, as compared with net income of $806,000, or $.71 per basic share, for the six months ended June 30, 2002, an increase of $49,000, or $.03 per share. This improvement in our earnings resulted primarily from increases in our net interest income and non-interest income, which were partially offset by growth in our non-interest expenses. All of these factors are addressed in the discussion that follows.

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

Net interest income increased $266,000 to $3.7 million during the six months ended June 30, 2003 in comparison to the $3.4 million earned during the same period in 2002. In comparing these two periods, even though the decline in interest rates for our interest-earning assets exceeded the reduction in interest rates we pay for our interest-bearing liabilities, reductions of 95 basis points and 88 basis points, respectively, the increase in our average net interest earning assets resulted in an overall increase in our net interest income as previously mentioned.

Provision for Loan Losses. The provision for loan losses was $162,000 and $172,000 for the six months ended June 30, 2003 and 2002, respectively. There were net loan charge-offs of $27,000 and $39,000 during the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, nonaccrual loans aggregated $663,000, while the allowance for loan losses stood at $1.4 million or .91% of total loans. At December 31, 2002, nonaccrual loans aggregated $1.5 million while the allowance was $1.3 million or .84% of total loans. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $633,000 for the six months ended June 30, 2003 as compared with $371,000 for the six months ended June 30, 2002, an increase of $262,000. The increase in non-interest income was primarily attributable to volume related increases in service charges on deposit accounts and fees from presold mortgages of $76,000 and $78,000, respectively. Also contributing to this increase were gains on the sale of foreclosed assets totaling $36,000 and a one time gain on the sale of the Bank’s consumer credit card line totaling $49,000.

Non-Interest Expenses. Non-interest expenses increased to $2.7 million during the six months ended June 30, 2003 as compared with $2.3 million for the six months ended June 30, 2002, an increase of $452,000. The increase resulted primarily from an increase in salaries and employee benefits and data processing fees of $291,000 and $55,000, respectively. Additionally, during the six months ended June 30, 2003 the Bank incurred expenses related to retaining and sustaining foreclosed real estate totaling $45,000. No such expenses were incurred during the same period of the previous year. The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.8% and 38.6% for the six months ended June 30, 2003 and 2002, respectively.

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

At June 30, 2003, liquid assets (cash and due from banks, interest-earning deposits with banks, time deposits, and investment securities) comprised 15.1% of total assets and 20.5% of total deposits. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Administrator of Savings Institutions (“N.C. Administrator”). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At June 30, 2003, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

Item 3—Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company’s financial reporting process.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), have concluded based on their evaluation as of the end of the period covered by this quarterly report that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Stockholders was held on May 6, 2003. Of the 1,153,177 shares entitled to vote at the meeting, 912,470 shares voted. The following matters were voted on at the meeting:

Proposal 1.	To elect three members of the Board of Directors until the Annual Meeting of Shareholders in 2006. Votes for each were as follows:

Name	For	Withheld
B. Kenneth Jones, II	912,407	63
James C. Parker	912,407	63
Sidney E. Sauls	912,407	63

The following directors continue in office after the meeting: Ralph E. Scott, Jr., R. Harold Hinnant, R. Elton Parrish, Harold T. Keen, Gordon C. Woodruff, and A. Carroll Coleman.

Proposal 2.	To ratify the appointment of Dixon Odom PLLC as the Company’s independent accountants for the year ending December 31, 2003.

For	Against	Abstain
905,806	0	6,664

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 25, 2003, the Company reported on Form 8-K the issuance of press releases to announce the Company’s dividend and earnings for the first quarter of 2003.

On May 15, 2003, the Company reported on Form 8-K the retirement of a member of its board of directors and the election by the Company’s shareholders of a new director.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KS BANCORP, INC.

Date: August 11, 2003	By:	/s/ HAROLD T. KEEN
Harold T. Keen President and Chief Executive Officer

Date: August 11, 2003	By:	/s/ EARL W. WORLEY, JR.
Earl W. Worley, Jr. Chief Financial Officer