Form 10QSB
period 2003-09-30
KS BANCORP INC
filed 2003-11-12
CIK 912764

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒    Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐    Transition Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number	000-22734

KS BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1842707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

207 WEST SECOND STREET, KENLY, NC 27542
(Address of principal executive office)

(919) 284-4157
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

As of October 27, 2003, 1,164,700 shares of the issuer’s common stock, no par value, were outstanding.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2003 (Unaudited)	December 31, 2002*
ASSETS	(In thousands)
Cash and due from banks:
Interest-earning	$5,413	$6,746
Noninterest-earning	793	890
Time deposits	100	—
Investment securities:
Available for sale, at fair value	30,409	23,297
Held to maturity, at amortized cost	51	64
Federal Home Loan Bank stock, at cost	1,855	1,740
Presold mortgages in process of settlement	585	1,419
Loans receivable, net	148,601	150,839
Accrued interest receivable	1,031	1,034
Foreclosed real estate, net	1,307	420
Property and equipment, net	5,660	3,948
Other assets	748	662

TOTAL ASSETS	$196,553	$191,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$140,604	$138,027
Advances from Federal Home Loan Bank	37,100	34,800
Accrued interest payable	229	309
Accrued expenses and other liabilities	533	413

TOTAL LIABILITIES	178,466	173,549

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 1,164,700 in 2003 and 1,153,177 in 2002	5,086	4,962
Unearned ESOP shares	(39)	(39)
Retained earnings, substantially restricted	13,051	12,455
Accumulated other comprehensive income (loss)	(11)	132

TOTAL STOCKHOLDERS’ EQUITY	18,087	17,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,553	$191,059

* Derived from audited consolidated financial statements.

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,545	$2,854	$8,000	$8,488
Investment securities:
Taxable	149	229	539	577
Tax-exempt	36	8	95	8
Dividends	13	18	52	48
Interest-earning deposits	10	16	39	43

TOTAL INTEREST INCOME	2,753	3,125	8,725	9,164

INTEREST EXPENSE
Deposits	742	1,003	2,458	3,124
Advances from Federal Home Loan Bank	275	306	864	796

TOTAL INTEREST EXPENSE	1,017	1,309	3,322	3,920

NET INTEREST INCOME	1,736	1,816	5,403	5,244
PROVISION FOR LOAN LOSSES	—	652	162	825

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,736	1,164	5,241	4,419

NON-INTEREST INCOME
Service charges on deposit accounts	170	179	485	418
Fees from presold mortgages	95	61	283	171
Gain (loss) on sale of foreclosed real estate	(16)	—	20	—
Other income	11	12	105	34

TOTAL NON-INTEREST INCOME	260	252	893	623

NON-INTEREST EXPENSE
Compensation and benefits	950	704	2,592	2,055
Occupancy and equipment	151	131	478	439
Data processing and outside service fees	130	141	380	336
Insurance	22	17	56	50
Other	259	178	746	603

TOTAL NON-INTEREST EXPENSE	1,512	1,171	4,252	3,483

INCOME BEFORE INCOME TAXES	484	245	1,882	1,559
INCOME TAXES	187	94	730	602

NET INCOME	$297	$151	$1,152	$957

NET INCOME PER COMMON SHARE
Basic	$0.26	$0.13	$1.00	$0.85

Diluted	$0.25	$0.13	$0.98	$0.83

DIVIDENDS PER COMMON SHARE	$0.16	$0.16	$0.48	$0.48

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,152	$957
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	219	227
Amortization, net	146	1
Release of ESOP shares	55	48
Provision for loan losses	162	825
Gain on sale of foreclosed real estate	(19)	—
Change in assets and liabilities:
(Increase) decrease in presold mortgages in process of settlement	834	(1,315)
(Increase) decrease in accrued interest receivable	3	(117)
(Increase) decrease in other assets	3	(94)
Increase (decrease) in accrued interest payable	(80)	46
Increase (decrease) in accrued expenses and other liabilities	120	(679)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,595	(101)

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in time deposits	(100)	—
Purchases of:
Available for sale investment securities	(22,309)	(19,416)
Proceeds from sales, maturities and calls of:
Available for sale investment securities	14,819	8,092
Held to maturity investment securities	13	21
Purchase of Federal Home Loan Bank stock	(115)	(733)
Net (increase) decrease in loans	934	(16,513)
Proceeds from sales of foreclosed real estate	274	15
Purchase of property and equipment	(1,931)	(162)

NET CASH USED BY INVESTING ACTIVITIES	(8,415)	(28,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,577	8,266
Advances from Federal Home Loan Bank	19,500	20,000
Principal payments – Federal Home Loan Bank advances	(17,200)	(2,000)
Cash dividends paid	(556)	(547)
Proceeds from exercise of stock options	69	77

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,390	25,796

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,430)	(3,001)
CASH AND CASH EQUIVALENTS, BEGINNING	7,636	7,974

CASH AND CASH EQUIVALENTS, ENDING	$6,206	$4,973

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES: Transfer from loans to real estate acquired in settlement of loans	$1,142	$124

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of KS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	1,159,479	1,136,817	1,154,758	1,131,843
Effect of dilutive stock options	19,215	25,635	20,321	27,015

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,178,694	1,162,452	1,175,079	1,158,858

NOTE C—COMPREHENSIVE INCOME

For the quarter ended September 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $98,000 and $155,000, respectively.

For the nine months ended September 30, 2003 and 2002, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,009,000 and $878,00, respectively.

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

Comparison of Financial Condition at

September 30, 2003 and December 31, 2002

Consolidated total assets increased by $5.5 million during the nine months ended September 30, 2003, from $191.1 million at December 31, 2002 to $196.6 million at September 30, 2003. The increase is primarily due to an increase in investment securities from $23.3 million to $30.4 million. In addition, property and equipment continues to increase due to the construction of the Company’s new main office and a new branch. Funding for the growth was provided by an increase in customer deposits of $2.6 million. In addition, advances from the Federal Home Loan Bank totaling $2.3 million provided funding for this growth.

Total stockholders’ equity increased $577,000 from $17.5 million at December 31, 2002 to $18.1 million at September 30, 2003. This increase resulted principally from net income during the nine months of $1.2 net of the Company’s regular quarterly dividends during the nine months totaling $556,000, or $.48 per share.

Comparison of Results of Operations for the

Three months ended September 30, 2003 and 2002

Net Income.  Net income for the quarter ended September 30, 2003 was $297,000, or $.26 per basic share, as compared with net income of $151,000, or $.13 per basic share, for the three months ended September 30, 2002, a increase of $146,000, or $.13 per share. This increase in our earnings resulted primarily from a decrease in our provision for loan losses. These factors are addressed in the discussion that follows.

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

Net interest income decreased $80,000 to $1,736,000 during the quarter ended September 30, 2003 in comparison to the same period in 2002. This decrease resulted primarily from a decrease in the interest rates for our interest-earning assets.

Provision for Loan Losses.  There was no provision for loan losses recorded during the quarter ended September 30, 2003 while during the 2002 quarter, a provision of $652,000 was recorded. The level of the provision for loan losses in the third quarter of 2002 resulted from changes in the methodology used to calculate the allowance that were suggested by the Bank’s regulators. These changes primarily involved the criteria used to classify loans. Since this change in methodology in 2002, the Bank’s allowance, expressed as a percentage of loans, has remained relatively stable. The allowance was .83% and .84% of loans at September 30, 2003 and December 31, 2002, respectively. There were net loan charge-offs of $163,000 and $55,000 during the quarters ended September 30, 2003 and 2002, respectively. At September 30, 2003, nonaccrual loans aggregated $1.2 million, a $300,000 decrease from the level of nonaccrual loans at December 31, 2002 of $1.5 million. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio as of September 30, 2003.

Non-Interest Income.  Non-interest income totaled $260,000 for the three months ended September 30, 2003 as compared with $252,000 for the three months ended September 30, 2002, an increase of $8,000. The increase in non-interest income was primarily attributable to fees from presold mortgages of $34,000 net of losses on the sale of foreclosed real estate totaling $16,000 during the nine months ended September 30, 2003.

Non-Interest Expenses.  Non-interest expenses increased to $1.5 million during the quarter ended September 30, 2003 as compared with $1.2 million for the quarter ended September 30, 2002, an increase of $341,000. The increase resulted primarily from an increase in salaries and employee benefits of $246,000. Additionally, during the three months ended September 30, 2003 the Bank incurred expenses related to retaining and sustaining foreclosed assets totaling $27,000 as compared to $3,000 for the quarter ended September 30, 2002. The remainder of the increase was attributable to the continued overall growth and development of business in its market areas.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 38.6% and 38.4% for the three months ended September 30, 2003 and 2002, respectively.

Comparison of Results of Operations for the

Nine months ended September 30, 2003 and 2002

Net Income.  Net income for the nine months ended September 30, 2003 was $1,152,000, or $1.00 per basic share, as compared with net income of $957,000, or $.85 per basic share, for the nine months ended September 30, 2002, an increase of $195,000, or $.15 per share. This overall improvement in our earnings resulted primarily from a reduction in the provision for loan losses of $663,000 in the first nine months of 2003 as compared to the 2002 period. The 2002 provision for loan losses reflected changes in the methodology used to calculate the allowance. In addition, increases in our net interest income and non-interest income contributed to the increase in our earnings as compared to the first nine months of 2002.

Net Interest Income.  Net interest income increased $159,000 to $5.4 million during the nine months ended September 30, 2003 in comparison to the $5.2 million earned during the same period in 2002. In comparing these two periods, even though the decline in interest rates for our interest-earning assets exceeded the reduction in interest rates we pay for our interest-bearing liabilities, reductions of .92 basis points and .82 basis points, respectively, the increase in our average net interest earning assets resulted in an overall increase in our net interest income.

Provision for Loan Losses.  The provision for loan losses was $162,000 and $825,000 for the nine months ended September 30, 2003 and 2002, respectively, while net loan charge-offs totaled $184,000 and $94,000 during the 2003 and 2002 periods, respectively. The relationship between the provision for loan losses recorded in the current year and that recorded in the prior year is explained fully in the Provision for Loan Losses section of the Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002.

Non-Interest Income.  Non-interest income totaled $893,000 for the nine months ended September 30, 2003 as compared with $623,000 for the nine months ended September 30, 2002, an increase of $270,000. The increase in non-interest income was primarily attributable to volume related increases in service charges on deposit accounts and fees from presold mortgages of $67,000 and $112,000, respectively. Also contributing to this increase were gains on the sale of foreclosed assets totaling $20,000 and a one time gain on the sale of the Bank’s consumer credit card line totaling $49,000, which occurred during the second quarter of 2003.

Non-Interest Expenses.  Non-interest expenses increased to $4.3 million during the nine months ended September 30, 2003 as compared with $3.5 million for the nine months ended September 30, 2002, an increase of $769,000. The increase resulted primarily from an increase in salaries and employee benefits plus data processing fees of $537,000 and $44,000, respectively, for the first nine months of 2003 as compared to 2002. During the nine months ended September 30, 2003 the bank has added additional key positions and has staffed a new branch. Additionally, during the nine months ended September 30, 2003 the Bank incurred expenses related to retaining and sustaining foreclosed real estate totaling $73,000 as compared to $3,500 for the quarter ended September 30, 2002. The remainder of the increase was attributable to the continued overall growth of the Company.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 38.8% and 38.6% for the nine months ended September 30, 2003 and 2002, respectively.

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

At September 30, 2003, liquid assets (cash and due from banks, interest-earning deposits with banks, time deposits, and investment securities) comprised 18.7% of total assets and 26.1% of total deposits. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Administrator of Savings Institutions (“N.C. Administrator”). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At September 30, 2003, KS Bank exceeded the capital requirements of both the FDIC and the N. C. Administrator.

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

The Company filed a Form 8-K on July 29, 2003, announcing the Company’s second quarter 2003 earnings result.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KS BANCORP, INC.

Date: November 11, 2003	By:	/s/ HAROLD T. KEEN
Harold T. Keen
President and Chief Executive Officer

Date: November 11, 2003	By:	/s/ EARL W. WORLEY, JR.
Earl W. Worley, Jr.
Chief Financial Officer