Form 10KSB
period 2003-12-31
KS BANCORP INC
filed 2004-03-29
CIK 912764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission file number: 000-22734

KS BANCORP, INC.

(Name of small business issuer in its charter)

North Carolina	56-1842707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 North Brightleaf Blvd. P. O. Box 661 Smithfield, North Carolina	27577
(Address of principal executive offices)	(Zip Code)

(919) 938-3101

(Issuer’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value	N/A
(Title of class)	(Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $1,401,336

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Common Stock, no par value — $15,140,986 (based on the last price which the stock was sold prior to March 10, 2004).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	1,197,029 shares
(Class)	(Outstanding at December 31, 2003)

DOCUMENTS INCORPORATED BY REFERENCE

•	Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004 (the “Proxy Statement”), are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Forward-Looking Statements Disclaimer

This report contains certain forward-looking statements with respect to the financial condition, results of operations and the business of the KS Bancorp, Inc. (the “Company”). These forward-looking statements involve risks and uncertainties, and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words, and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in KS Bank, Inc.’s (the “Bank’s”) markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations, and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

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

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended and the savings bank holding company laws of North Carolina. The Company’s executive office is located at 1031 North Brightleaf Blvd., Smithfield, North Carolina. The Company has no operations and conducts no business of its own other than owning the Bank, holding the loan to the ESOP, and managing its investments. The Company’s principal sources of income are earnings on its investments. In addition, the Company receives dividends that are declared and paid by the Bank on its capital stock.

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

The Bank conducts business through seven offices in Kenly, Goldsboro, Wilson, Garner, Clayton, Selma, and Smithfield, North Carolina. At December 31, 2003, the Company had consolidated total assets of $201,516,012, consolidated net loans of $151,772,810, consolidated deposits of $142,250,698, and consolidated stockholders’ equity of $18,576,864.

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

At December 31, 2003, the Company and the Bank had a total of 72 full-time employees and 4 part-time employees.

Lending Activities

General. The Bank is engaged primarily in the business of attracting deposits from the general public and using the deposits to make mortgage loans secured by real estate. The Bank’s primary source of revenue is interest and fee income from its lending activities, consisting primarily of conventional first mortgage loans secured by real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, equity line loans, savings account loans and various types of secured and unsecured consumer loans. Approximately 80.0% of the Bank’s gross loan portfolio is secured by real estate. On December 31, 2003, the Bank’s largest single outstanding loan had a balance of approximately $2 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan servicing, loan modifications, late payments, loan assumptions and other miscellaneous services.

Loan Portfolio Composition. The Bank’s net loan portfolio totaled approximately $152 million at December 31, 2003, representing 75% of the Bank’s total assets. Conventional first mortgage loans accounted for 43% of the Bank’s gross loan portfolio, before net items, on December 31, 2003. Construction loans and equity line loans represented 18% and 9%, respectively, of the Bank’s gross loan portfolio, before net items, on that date. See Note 3 of the “Notes to Consolidated Financial Statements” in Item 7 of this Annual Report. As of December 31, 2003, 77% of the loans in the Bank’s gross loan portfolio, before net items, had adjustable interest rates.

The following table sets forth the time to contractual maturity of the Bank’s loan portfolio at December 31, 2003. Fixed rate loans are shown as due in the period of contractual maturity. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. Amounts in the table are net of loans in process and are net of unamortized loan fees.

	One Yr. Or Less	More Than 1 Year to 5 Years	More Than 5 Years	Total
	(In Thousands)
Fixed rate	$3,988	$19,359	$11,265	$34,612
Adjustable rate	58,819	59,667	33	118,519
	$62,807	$79,026	$11,298	$153,131

The following table sets forth the dollar amount at December 31, 2003 of all loans maturing or repricing on or after December 31, 2004 that have fixed or adjustable interest rates.

Fixed Rates	Adjustable Rates	Total
(In Thousands)
$3,988	$58,819	$62,807

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

Conventional First Mortgages. At December 31, 2003, 42.98% of the Bank’s gross loan portfolio, before net items, was composed of conventional first mortgage loans. The Bank’s primary lending activity, which it intends to continue to emphasize, is the origination of conventional first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. The Bank also makes conventional first mortgage loans secured by multi-family residential property and by nonresidential real property. Consistent with the Bank’s emphasis on being a community-oriented financial institution, it is and has been the Bank’s strategy to focus its lending efforts in its primary market area. Loans secured by multi-family residential and nonresidential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

Construction Lending. The Bank makes various types of construction loans primarily for the construction of single-family dwellings. On December 31, 2003, the aggregate gross outstanding balances of construction loans was approximately $30 million, representing 18% of the Company’s gross loan portfolio, before net items. Some of these loans were made to investors who are constructing properties on a speculative basis; others were made to persons who are constructing properties for the purpose of occupying them. Loans made to investors are generally “pure construction” loans which require the payment of interest during the construction period and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are both pure construction loans and “construction-permanent” loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other permanent loans.

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

Home Equity Lines of Credit. At December 31, 2003, home equity loans totaled $15 million and comprised approximately 9% of the Bank’s gross loan portfolio, before net items. These loans are generally secured by subordinate liens against residential dwellings. In many of these cases, the Bank holds the first lien on the security. Home equity lines of credit have terms of up to 15 years and interest rates that are adjustable based upon prime rates. Because these loans involve revolving lines of credit that can be drawn over a period of time, the Bank faces additional risks associated with changes in the borrower’s financial condition. Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rate increases occur and borrowers are unable to satisfy higher payment requirements. Home equity loans are generally limited so that amount of such loans, along with any senior indebtedness, does not exceed 100% of the value of the real estate security.

Consumer Loans. During 1997 the Bank began originating consumer loans and had $2 million in such loans outstanding on December 31, 2003. The Bank makes both secured and unsecured consumer loans. Some consumer loans have fixed interest rates; others have adjustable interest rates. Secured consumer loans have personal property, such as automobiles, or real property as collateral. Fixed rate consumer loans generally have shorter terms than adjustable rate loans. The Bank intends to increase the amount of consumer loans in its portfolio in future years.

Origination and Sale of Loans. In years prior to 1994, the Bank generally did not originate its loans with the intention that they would be sold in the secondary market. Loans generally were not originated in conformity with the purchase requirements of the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”). However, in January 1994 and October, 1994, the Bank opened a mortgage loan origination office in Clayton, North Carolina and a mortgage loan origination office in Goldsboro, North Carolina, respectively, and began originating loans in conformity with the purchase requirements of the FHLMC and FNMA, so that they could be sold in the secondary market if the Bank determined that such sales were prudent. The Bank continues to sell mortgages on the secondary market. In addition, the Bank also originates many loans which satisfy its underwriting requirements and are tailored for its local community but do not satisfy various requirements imposed by FHLMC and FNMA. Such loans are not readily saleable in the secondary market and could be sold only after the Bank incurred certain costs, such as costs for surveys and title insurance and/or discounted the purchase price. The Bank has historically found that its origination of nonconforming loans has not resulted in a high level of non-performing assets. In addition, these loans generally produce a higher yield than are produced by loans which conform to the purchase requirements of FHLMC and FNMA.

Non-performing Assets. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of December 31, 2003, the Bank recorded $1,556,978.62 in real estate acquired in settlement of loans.

The Bank’s general policy is to place a loan on non-accrual status when the loan becomes 90 days delinquent as it establishes reserves for uncollected interest. Such interest when ultimately collected is credited to income in the period received. Interest on loans considered to be impaired is treated similarly. Loans delinquent more than 90 days amounted to $1,920,751 and $1,404,753 on December 31, 2003 and 2002, respectively. See Note 3 to “Notes to Consolidated Financial Statements” in Item 7 of this Annual Report.

The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans, real estate owned and non-performing investments in real estate at the dates indicated. There are no troubled debt restructurings in the years presented.

	At December 31,
	2003	2002	2001
	(Dollars in Thousands)
Total non-accrual loans delinquent 90 days or more	$1,921	$1,405	$2,394
Real estate owned	1,085	419	17
Total non-performing assets	$3,006	$1,824	$2,411

Non-performing loans to total loans	1.96%	0.89%	1.66%
Non-performing assets to total assets	1.49%	0.95%	1.47%
Total assets	$201,516	$191,059	$163,890
Total loans	$153,131	$158,242	$144,169

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, general economic conditions, the types of loans being made, the creditworthiness of borrowers over the terms of the loans and, in the case of secured loans, the quality of the security for the loans. Management’s policy is to maintain an adequate allowance for loan losses based on, among other things, the Bank’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when management believes the uncollectibility of the loan balance is confirmed. The Bank’s level of allowances for loan losses at December 31, 2003, 2002 and 2001 was $1,357,877, $1,276,685 and $574 respectively.

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

The following table describes the activity related to the Bank’s allowance for possible loan losses for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In Thousands)
Balance, beginning of period	$1,276	$575	$489	$392	$359
Provision for loan losses	352	1,014	224	113	36
Charge-offs	(270)	(313)	(138)	(10)	(3)

Balance, end of period	$1,358	1,276	$575	$489	$392

The following table sets forth the composition of the allowance for possible loan losses by type of loan at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount of Allowance	Amount of Allowance to Total Allowance	Amount of Allowance	Amount of Allowance to Total Allowance	Amount of Allowance	Amount of Allowance to Total Allowance	Amount of Allowance	Amount of Allowance to Total Allowance	Amount of Allowance	Amount of Allowance to Total Allowance
Mortgage loans:
Residential 1-4 family	$570	41.98%	$363	28.47%	$337	58.66%	$261	53.37%	$218	55.61%
Residential multi-family	14	1.00%	297	23.29%	20	3.45%	11	2.25%	10	2.55%
Nonresidential real estate and other property	378	27.81%	243	19.04%	62	10.74%	56	11.45%	43	10.97%
Home equity and property improvement	122	9.02%	120	9.40%	54	9.47%	65	13.29%	52	13.27%
Construction	251	18.48%	215	16.85%	61	10.52%	49	10.03%	45	11.48%

Total real estate loans	$1,335	98.29%	$1,238	97.05%	$54	92.84%	$442	90.39%	$368	93.88%
Other loans	23	1.71%	38	2.95%	41	7.16%	47	9.61%	24	6.12%

Total allowance for loan losses	$1,358	100.00%	$1,276	100.00%	$575	100.00%	$489	100.00%	$392	100.00%

Investment Securities

Interest and dividend income from investment securities, including mortgage-backed securities, generally provides the Bank’s second largest source of income after interest on loans. At December 31, 2003, the Bank’s investment portfolio totaled approximately $35 million and consisted of federal agency securities, mortgage-backed securities and stock of the Federal Home Loan Bank of Atlanta.

As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to maintain an investment in stock of the Federal Home Loan Bank of Atlanta equal to the greater of 1.0% of the Bank’s outstanding home loans or 5.0% of its outstanding advances from the Federal Home Loan Bank of Atlanta. No ready market exists for such stock, which is carried at cost. As of December 31, 2003, the Bank’s investment in stock of the Federal Home Loan Bank of Atlanta was $2,005,000.

North Carolina regulations require the Bank to maintain a minimum amount of liquid assets. The computation of liquidity allows the inclusion of mortgage-backed securities and other instruments that are readily marketable, including investments with maturities in excess of five years.

See Note 2 of “Notes to Consolidated Financial Statements” in Item 7 of this Annual Report.

Deposits and Borrowings

Deposits. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, advances from the Federal Home Loan Bank of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. On December 31, 2003, 2002 and 2001, the Bank’s deposits totaled $142,251, 138,027 and $128,825, respectively.

The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market demand accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At December 31, 2003, 75% of the Bank’s deposits consisted of certificate accounts, 4% consisted of regular savings accounts, 7% consisted of NOW accounts, 8% consisted of money market accounts and 6% consisted of non-interest-bearing transaction accounts. Of the certificates of deposit described above, $36 million, or 25% had denominations of $100,000 or greater. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank’s savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

See Note 5 to the “Notes to Consolidated Financial Statements” in Item 7 of this Annual Report.

Borrowings. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Bank’s principal source of long-term borrowings is advances from the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta and is authorized to apply for advances from the Federal Home Loan Bank of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank of Atlanta’s assessment of the institution’s creditworthiness. The Bank had $40.1 million outstanding borrowings at December 31, 2003.

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

Competition

The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions that have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. Based upon comparative data as of June 30, 2003, the Bank had approximately 82% of the deposits in Johnston County, North Carolina, approximately 2.00% of the deposits in Wilson County, North Carolina, approximately 1.96% of the deposits in Wayne County, North Carolina, and less than .33% of the deposits in Wake County, North Carolina.

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

As a result of the Company’s ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the North Carolina Commissioner of Banks (the “Commissioner”).

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

USA Patriot Act of 200. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

The economic and operational effects of this new legislation on public companies, including us, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC has promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. The ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank. The Bank’s ability to pay dividends is limited.

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

Supervision and Regulation of the Bank

The following is a summary of certain statutes and regulations applicable to the Bank but is not intended to be exhaustive and is qualified in its entirety by reference to all particular statutory or regulatory provisions. The business of state savings banks is subject to extensive regulation and supervision under both federal and state law.

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

FDIC Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments payable by insured depository institutions. The risk-based assessment system categorizes institutions as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories (see “Prompt Corrective Action,” below), with the “undercapitalized” category including institutions that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Institutions also are assigned by the FDIC to one of three supervisory subgroups within each capital group. The particular supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal banking regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. An institution’s insurance assessment rate then is determined based on the capital category and supervisory subgroup to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates (ranging from zero to 31 basis points) are applied. In addition, the Bank pays premiums assessed against all banks based on their deposit levels to service debt on bonds issued to recapitalize the deposit insurance funds.

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

Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Commissioner requires that savings banks maintain net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the net worth requirements as of December 31, 2003.

In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Risk-Based Capital Ratio”) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (“Tier 2 Capital”). At December 31, 2003, the Bank’s Total Risk-Based Capital Ratio and its ratio of Tier 1 Capital to risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) were 14.21% and 13.22%, respectively, which were well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2003, the Bank’s Leverage Capital Ratio was 9.10%, which was above the FDIC’s minimum leverage capital guidelines.

Failure to meet the FDIC’s capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action,” below. The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. Banks with excessive interest rate risk exposure may be required to maintain higher levels of capital to protect them against that exposure.

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

As of December 31, 2003, the largest aggregate amount of loans that the Bank had to any one borrower was $2 million. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “Prompt Corrective Action.” As of December 31, 2003, the Bank was considered “well capitalized,” and, thus, was not subject to the limitations on rates payable on its deposits.

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to own capital stock in the Federal Home Loan Bank of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the Federal Home Loan Bank of Atlanta. On December 31, 2003, the Bank was in compliance with this requirement, with an investment in Federal Home Loan Bank of Atlanta of $2,005,000.

Reserve Requirements. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve Board. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2003, the Bank met FDIC reserve requirements.

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

Liquidity. The Bank is subject to the liquidity requirements established by the Commissioner. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less that 10% of the savings bank’s total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2003, the Bank’s liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 23.6%.

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

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Capital Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be “well capitalized.” A savings bank with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Capital Ratio of 4.0%” or greater, is considered to be “adequately capitalized.” A savings bank that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Capital Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Capital Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards (see “– Net Worth and Capital Adequacy Requirements of the Bank”), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

At December 31, 2003, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

At December 31, 2003, the Company conducted its business from the Bank’s new headquarters office in Smithfield, North Carolina. The Bank also has branch offices in Kenly, Selma, Goldsboro, Wilson, Clayton and Garner, North Carolina. The following table sets forth certain information regarding the Company’s properties as of December 31, 2003. See Note 4 of the “Notes to Consolidated Financial Statements” in Item 7 of this Annual Report. In the opinion of management, all properties are in good condition and are adequate for their purpose.

Address	Net Book Value of Property	Owned or Leased

Smithfield Corporate Offices and Branch: 1031 North Brightleaf Blvd. Smithfield, North Carolina 27577 *	$2,349,559	Owned

Kenly Operation offices: 207 West Second Street Kenly, North Carolina 27542	$991,464	Owned

Branch facility: 200 North Church Street Kenly, North Carolina 27542	$487,339	Owned

Selma 115 West Anderson Street Selma, North Carolina 27576	$92,798	Owned

Wilson 206 N. Ward Boulevard Wilson, North Carolina 27893	$411,602	Owned

Clayton 11591 Highway 70 West Clayton, North Carolina 27250	$754,686	Owned

Goldsboro 1112 E. Ash Street Goldsboro, North Carolina 27530	$678,220	Owned

Garner 920 7th Avenue Garner, North Carolina 27529	$0	Leased

*	This corporate office and branch office previously had separate mailing addresses but now have a single mailing address.

The total net book value of the Company’s furniture and equipment on December 31, 2003 was $856,951.

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information/Holders/Dividends. The table below reflects the stock trading and dividend payment frequency of the Company for the two-year period ended December 31, 2003. Stock prices reflect bid prices between broker-dealers, prior to any mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Dividends	Stock Price
	Regular	High	Low
2003:
First Quarter	$0.16	$17.55	$16.50
Second Quarter	0.16	18.00	17.25
Third Quarter	0.16	18.00	17.40
Fourth Quarter	0.16	25.00	18.00

2002:
First Quarter	$0.16	$18.28	$15.00
Second Quarter	0.16	18.00	16.00
Third Quarter	0.16	18.00	16.00
Fourth Quarter	0.16	16.38	16.00

The principal market for the Company’s common stock is the OTC Bulletin Board. There are approximately 335 holders of record of the Company’s common stock. As of December 31, 2003, the Company has no compensation plans authorized to issue equity securities and no outstanding options, warrants or rights. See the section entitled “Business—Supervision and Regulation of the Bank— Restrictions on Dividends and Other Capital Distributions” in Item 1 of this Annual Report for regulatory restrictions that limit the ability of the Bank to pay dividends to the Company. The Company has not made any sales of securities without registering the securities under the Securities Act within the last three (3) years, and had no stock repurchases during fiscal years 2002 or 2003.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

KS BANCORP INC AND SUBSIDIARY

SELECTED FINANCIAL DATA

	December 31,
	2003	2002	2001	2000	1999
	(In Thousands, Except Per Share Amounts)
Financial Condition Data:
Total assets	$201,516	$191,059	$163,890	$152,321	$138,948
Investments (1)	38,883	31,847	20,738	14,120	17,142
Loans receivable, net	151,773	150,839	136,383	133,312	116,363
Deposits	142,251	138,027	128,825	120,073	116,514
Advances from Federal Home Loan Bank	40,100	34,800	16,800	15,800	6,000
Stockholders’ equity	18,577	17,511	16,799	15,843	15,442
Book value per common share (2)	15.52	15.19	14.75	13.99	13.40

	December 31,
	2003	2002	2001	2000	1999
	(In Thousands, Except Per Share Amounts)
Operating Data:
Interest income	$11,509	$12,204	$12,648	$12,029	$10,626
Interest expense	4,329	5,196	7,062	6,740	5,793

Net interest income	7,180	7,008	5,586	5,289	4,833
Provision for loan losses	352	1,015	224	113	36
Noninterest income	1,155	867	1,066	1,705	310
Noninterest expense	5,810	4,735	4,194	3,641	3,187

Income before income taxes	2,173	2,125	2,234	3,240	1,920
Income tax expense	772	789	860	1,247	757

Net income	$1,401	$1,336	$1,374	$1,993	$1,163

Selected Other Data:
Basic earnings per share (2)	$1.21	$1.18	$1.23	$1.78	$1.07
Diluted earnings per share (2)	$1.19	$1.15	$1.20	$1.74	$.98
Dividends per common share (2)	$.64	$.64	$.64	$.64	$.64
Dividend payout ratio	54%	56%	53%	37%	65%
Return on average assets	.72%	.75%	.85%	1.35%	.86%
Return on average equity	7.74%	7.75%	8.34%	12.81%	7.47%
Average equity to average assets	9.36%	9.73%	10.18%	10.51%	11.46%

(1)	Includes interest-earning deposits, time deposits, investment securities, and Federal Home Loan Bank stock.

(2)	Restated for 25% stock split occurring during 2001.

General

KS Bancorp, Inc. (“KS Bancorp” or the “Company”) is a savings bank holding company which owns all of the common stock of KS Bank, Inc. (the “Bank”), a North Carolina-chartered capital stock savings bank. KS Bancorp’s principal business activity consists of the ownership of the Bank. The principal business of the Bank is accepting deposits from the general public and using those deposits and other sources of funds to make loans in the Bank’s primary market area of Johnston, Wilson, Wayne and Wake counties.

The Bank’s results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank’s operations are also affected by noninterest income, such as fees from presold mortgages, customer deposit account service charges, and other sources of revenue. The Bank’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, federal deposit insurance premiums, office occupancy costs, data processing expenses, and other general and administrative expenses.

The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the years ended December 31, 2003 and 2002, respectively. The discussion contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and interest rates.

Capital Resources and Liquidity

KS Bancorp currently conducts no business other than holding the capital stock of the Bank. KS Bancorp’s primary source of funds, other than income from its investments, is dividends from the Bank, which are subject to regulatory restrictions as discussed in Note 12 to the consolidated financial statements in Item 7 of this Annual Report. During 2003 and 2002, the Bank paid dividends of $600,000 and $500,000, respectively, to KS Bancorp. KS Bancorp declared and paid cash dividends of $742,313 and $731,925 during 2003 and 2002, respectively. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will continue to review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

The Company has not repurchased any of its common stock during either 2003 or 2002. Since the mutual to stock conversion, the Company has repurchased 187,501 shares for a total cost of approximately $3.3 million.

The objective of the Bank’s liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Bank’s ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise.

A significant liquidity source for the Bank is cash provided by operating activities. These operating activities generated cash of $3.6 million and $406,000 for the years ended December 31, 2003 and 2002, respectively. Historically, in addition to cash provided by operating activities, financing activities have provided the Bank with sources of funds for asset growth and liquidity. For the years ended December 31, 2003 and 2002, deposits grew by $4.3 million and $9.2 million, respectively. As of December 31, 2003 and 2002, the Bank had $40.1 million and $34.8 million, respectively, in outstanding borrowings from the Federal Home Loan Bank (“FHLB”). During 2003 and 2002, the Bank used the cash provided by the aforementioned sources primarily to fund increasing loan demand, the acquisition of capital assets as well as purchases of investment securities. During 2003 and 2002, loans outstanding increased by $1.0 million and $15.2 million, respectively. Liquid assets, consisting of cash and due from banks, time deposits, and investment securities, increased by $6.9 million, or 22.3%, from $31.0 million at December 31, 2002 to $37.9 million at December 31, 2003. In the future, liquidity may be supplemented by loan sales and securitization programs, which the Bank may use to facilitate the timely liquidation of assets if and when it is deemed desirable.

Asset/Liability Management

The Bank’s asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond the Bank’s control, such as market interest rates and competition, may also have an impact on the Bank’s interest income and interest expense.

In the absence of other factors, the yield or return associated with the Bank’s earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline.

Interest Rate Gap Analysis

As a part of its interest rate risk management policy, the Bank calculates an interest rate “gap.” Interest rate “gap” analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The “gap” is the difference between the amounts of such assets and liabilities that are subject to repricing. A “negative” gap for a given period means that the amount of interest-bearing liabilities maturing or otherwise repricing within that period exceeds the amount of interest-earning assets maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a decrease in the cost of its liabilities greater than the decrease in the yield on its assets and its income should be positively affected. Conversely, the cost of funds for an institution with a negative gap would generally be expected to increase more quickly than the yield on its assets in a rising interest rate environment, and such institution’s net interest income generally would be expected to be adversely affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “positive gap.”

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Bank’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2003
	1 Year or Less	More Than 1 Year to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans:
Fixed rates	$3,988	$19,359	$11,265	$34,612
Variable rates	58,819	59,667	33	118,519
Interest-earning deposits with banks	4,033	—	—	4,033
Time deposits	—	100	—	100
Investment securities	—	14,395	18,350	32,745
Federal Home Loan Bank stock	—	—	2,005	2,005

Total interest-earning assets	$66,840	$93,521	$31,653	$192,014

INTEREST-BEARING LIABILITIES:
Deposits	$109,343	$21,708	$11,200	$142,251
Advances from Federal Home Loan Bank	6,200	17,100	16,800	40,100

Total interest-bearing liabilities	$115,543	$38,808	$28,000	$182,351

INTEREST SENSITIVITY GAP PER PERIOD	$(48,703)	$54,713	$3,653	$9,663
CUMULATIVE INTEREST SENSITIVITY GAP	$(48,703)	$6,010	$9,663	$9,663
CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	(25.36)%	3.13%	5.03%	5.03%
CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF INTEREST-BEARING LIABILITIES	57.85%	103.89%	105.30%	105.30%

Analysis of Net Interest Income

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by the difference between yields on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities outstanding during the period. The following table reflects the average yields on assets and average costs of liabilities for the years ended December 31, 2003, 2002, and 2001. Such average yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented.

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$151,893	$10,478	6.90%	$148,475	$11,237	7.57%	$138,691	$11,739	8.46%
Investment securities (2)	27,526	986	3.58%	17,410	911	5.23%	13,186	798	6.05%
Interest-earning deposits (3)	5,474	45	0.82%	4,863	56	1.15%	4,133	111	2.69%

Total interest-earning assets	184,893	11,509	6.23%	170,748	12,204	7.15%	156,010	12,648	8.11%

Other assets	8,412			6,394			5,732

Total assets	$193,305			$177,142			$161,742

Interest-bearing liabilities:
Money market and NOW deposits	$19,190	144	0.75%	$20,059	219	1.09%	$16,535	344	2.08%
Savings	5,893	39	0.66%	5,481	79	1.44%	4,228	67	1.58%
Time	106,441	2,967	2.79%	103,090	3,765	3.65%	100,820	5,663	5.62%
FHLB advances	34,531	1,179	3.41%	25,310	1,134	4.48%	17,473	988	5.65%

Total interest bearing liabilities	166,055	4,329	2.61%	153,940	5,197	3.38%	139,056	7,062	5.08%

Noninterest-bearing deposits	8,723			5,147			2,962
Other liabilities	432			821			3,255
Stockholders’ equity	18,095			17,234			16,469

Total liabilities and stockholders’ equity	$193,305			$177,142			$161,742

Net interest income and interest rate spread		$7,180	3.62%		$7,007	3.77%		$5,586	3.03%

Net interest-earning assets and net interest margin	$18,838		3.88%	$16,808		4.10%	$16,954		3.58%

Ratio of average interest-earning assets to interest-bearing liabilities	111.34%			110.92%			112.19%

(1)	Includes non-accruing loans, which are considered immaterial for average balance purposes

(2)	Includes investment securities and Federal Home Loan Bank stock

(3)	Includes time deposits

Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Year Ended December 31, 2003 vs. 2002			Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income:
Loans	$247	$(1,006)	$(759)	$784	$(1,286)	$(502)
Investments	446	(371)	75	238	(125)	113
Interest-earning deposits	6	(17)	(11)	14	(69)	(55)

Total interest income	699	(1,394)	(695)	1,036	(1,480)	(444)

Interest expense:
Money market and NOW deposits	(8)	(67)	(75)	56	(181)	(125)
Savings	4	(44)	(40)	19	(7)	12
Time	108	(906)	(798)	105	(2,003)	(1,898)
FHLB advances	364	(319)	45	397	(251)	146

Total interest expense	468	(1,336)	(868)	577	(2,442)	(1,865)

Net interest income	$231	$(58)	$173	$459	$962	$1,421

Comparison of Financial Condition at December 31, 2003 and 2002

Consolidated total assets increased by $10.5 million during the year ended December 31, 2003, from $191.0 million at December 31, 2002 to $201.5 million at December 31, 2003. During the year, the Company generated loan growth of $1.0 million, as loans increased to $153.1 million. In addition liquid assets (consisting of cash and cash equivalents and investment securities) increased by $6.9 million from $31.0 million at December 31, 2002 to $37.9 million at December 31, 2003. Both the loan and liquid asset growth was funded by an increase in customer deposits of $4.2 million and an increase in advances from the Federal Home Loan Bank of $5.3 million. The increase in deposits resulted from an increase in our core deposits, which grew from $31.6 million at December 31, 2002 to $35.3 million at December 31, 2003. These core deposits, which consist of savings, money market, NOW and noninterest-bearing accounts, represent a more stable and less expensive source of funding than do certificates of deposit.

Total stockholders’ equity was $18.6 million at December 31, 2003 as compared with $17.5 million at December 31, 2002, an increase of $1.1 million. The increase is primarily due to our net income during the year of $1.4 million plus the combined proceeds and tax benefits from stock options exercised during the year of $441,000 less the cash dividends paid by the Company during the period of $742,000, or $.64 per share. At December 31, 2003, the capital for both the Company and the Bank continued to exceed all applicable regulatory guidelines.

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

Net Income

Net income for the year ended December 31, 2003 was $1.4 million, or $1.21 per share, as compared with net income of $1.3 million, or $1.18 per share, for the year ended December 31, 2002, an increase of $66,000 or $0.04 per share. This overall improvement in our earnings resulted primarily from a reduction in the provision for loan losses of $663,000 in 2003. The 2002 provision for loan losses reflected changes in the methodology used to calculate the allowance. In addition, an increase in non-interest income contributed to the increase in our earnings in 2003. These matters are discussed in the applicable sections that follow.

Net Interest Income

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income increased slightly during 2003 from $7.0 million during 2002 to $7.2 million during 2003, an increase of $173,000. This increase was attributable an increase in the level of our average net interest-earning assets during the year, the effects of which were offset somewhat by a decrease in the net yield on our average interest-earning assets from 4.10% during 2002 to 3.88% during 2003. This decrease in our net yield resulted from the overall decrease in interest rates during the year, which impacted the rates we earn on our assets more significantly than the rates we pay for our deposits and borrowings.

Provision for Loan Losses

Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. We increase our allowance for loan losses by provisions charged to operations and by recoveries of amounts previously charged off, and we reduce our allowance by loans charged off. We evaluate the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, we consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our history of operations.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience. Testing by independent third parties contracted with to perform reviews of our loans helps to validate this process.

The provision for loan losses was $352,000 and $1,015,000 for the years ended December 31, 2003 and 2002, respectively. The increased level in the provision for loan losses during 2002 resulted from changes in the methodology used to calculate the allowance suggested by the Bank’s regulators. These changes primarily involved the criteria used to classify loans, and resulted in an increase in the number and amount of loans classified as substandard. This revised methodology was utilized during 2003 to estimate the level of the allowance for loan losses. There were net loan charge-offs of $271,000 during the year ended December 31, 2003 as compared with net charge-offs of $313,000 during the year ended December 31, 2002. At December 31, 2003, non-accrual loans aggregated $1.9 million versus $1.6 million at December 31, 2002, while the allowance for loan losses at the end of 2003 stood at $1.4 million or .89% of gross loans versus $1.3 million and .84% at the end of 2002. Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to make adjustments based upon their judgments about information available to them at the time of their examination. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio. At December 31, 2003, management believes that the allowance for loan losses is sufficient to absorb losses inherent in the Bank’s loan portfolio.

Non-interest Income

Non-interest income for 2003 was $1.1 million compared to the $867,000 that was earned during 2002, an increase of $233,000. Our non-interest income was higher in 2003 primarily because of increases in our fee income and a one time gain on the sale of the Bank’s consumer credit card line totaling $49,000.

Our major recurring components of non-interest income, service charges on deposit accounts, and fees from presold mortgages both increased during 2003. Service charges on deposit accounts increased $103,000 from $552,000 in 2002 to $655,000. This increase resulted largely from an increase in the volume of our deposit accounts and the emphasis placed upon generating fee income during the year. Fees from presold mortgages increased $46,000 from $274,000 in 2002 to $320,000 in 2003 due to a higher level of mortgage loan refinancings caused by the lower interest rate environment. Also, contributing to the increase were gains on the sale of foreclosed assets totaling $65,280.

Non-interest Expenses

Non-interest expenses increased to $5.8 million during the year ended December 31, 2003 as compared with $4.7 million for the year ended December 31, 2002, an increase of $1.1 million. The largest components of this increase were an increase in compensation and benefits of $700,000, an increase in the level of expenses related to retaining and sustaining forclosed assets of $123,000, an increase in occupancy and equipment costs of $64,000, an increase in data processing costs of $59,000, and an increase in advertising expense of $50,000. The increase in compensation and benefits resulted from the addition of employees for our new branch location, employee raises and bonuses, and increases in the cost of group health insurance. The increase in the costs we incurred to retain and sustain foreclosed assets during the year resulted from the significant increase, $665,000, in the level of those assets during the year. Our occupancy and equipment costs rose primarily as result of the construction of our new headquarters and branch in Smithfield. The primarly reason for the increase in advertising is the result of the Bank’s promotion of two new products, online banking, and bounce protection; as well as the promotion of the grand opening of the bank’s new branch in Smithfield. The remainder of the increases in our non-interest expenses were attributable to the continued overall growth and development of business in its market areas.

Provision for Income Taxes

The provision for income taxes, as a percentage of income before income taxes, was 35.5% and 37.1% for the years ended December 31, 2003 and 2002, respectively.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements found in Item 7 of this Annual Report. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The most critical estimate concerns the Company’s allowance for loan losses. The Company records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. The Company’s methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio.

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless the loans are adequately secured and in the process of collection. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as payments are received or when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued is reversed against current-period interest income.

Impact of Inflation and Changing Prices

A commercial bank has an asset and liability composition that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor, which may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Off-Balance Sheet Arrangements

The Bank has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to the meet the financing needs of its customers. See Note 8 to the consolidated financial statements included in Item 7 of this Annual Report for more information regarding these commitments and contingent liabilities.

Recent Accounting Pronouncements

See Note 1 to the Company’s consolidated financial statements in Item 7 of this Annual Report for a discussion of recent accounting pronouncements and management’s assessment of their potential impact on the Company’s consolidated financial statements.

Guide 3 Tables

See Exhibit 99.1 attached hereto and incorporated herein by reference for financial information required by Industry Guide 3 which is not provided elsewhere in this Annual Report.

Forward-looking Information

This annual report to stockholders contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of KS Bancorp that are subject to various factors, which could cause actual results to differ materially from those estimates. Factors, which could influence the estimates, include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

ITEM 7.	FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

KS Bancorp, Inc.

Kenly, North Carolina

We have audited the accompanying consolidated statements of financial condition of KS Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KS Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Dixon Hughes PLLC

Sanford, North Carolina

January 16, 2004

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks:
Interest-earning	$4,032,621	$6,745,705
Noninterest-earning	980,016	890,216
Time deposits	100,000	—
Investment securities:
Available for sale	32,745,441	23,296,697
Held to maturity (fair value of $62,995 at December 31, 2002)	—	64,301
Federal Home Loan Bank stock, at cost	2,005,000	1,740,000
Presold mortgages in process of settlement	103,900	1,418,600
Loans	153,130,687	152,115,935
Less allowance for loan losses	(1,357,877)	(1,276,685)

Net loans	151,772,810	150,839,250
Accrued interest receivable	944,749	1,034,178
Foreclosed real estate, net	1,085,490	419,743
Property and equipment, net	6,887,891	3,947,851
Other assets	858,094	662,233

Total assets	$201,516,012	$191,058,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$142,250,698	$138,026,837
Advances from Federal Home Loan Bank	40,100,000	34,800,000
Accrued interest payable	226,859	308,682
Accrued expenses and other liabilities	361,591	412,664

Total liabilities	182,939,148	173,548,183

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 1,197,029 in 2003 and 1,153,177 in 2002	5,419,996	4,962,494
Unearned ESOP shares	—	(39,000)
Retained earnings, substantially restricted	13,114,454	12,455,432
Accumulated other comprehensive income	42,414	131,665

Total stockholders’ equity	18,576,864	17,510,591

	$201,516,012	$191,058,774

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003 and 2002

	2003	2002
Interest and dividend income:
Loans, including fees	$10,477,677	$11,236,509
Investment securities:
Taxable	787,883	821,277
Tax-exempt	129,715	20,542
Dividends	69,078	69,792
Interest-earning deposits	45,113	56,045

Total interest income	11,509,466	12,204,165

Interest expense:
Deposits	3,149,833	4,063,122
Advances from Federal Home Loan Bank	1,179,445	1,133,548

Total interest expense	4,329,278	5,196,670

Net interest income	7,180,188	7,007,495
Provision for loan losses	352,027	1,014,552

Net interest income after provision for loan losses	6,828,161	5,992,943

Noninterest income:
Service charges on deposit accounts	655,317	552,488
Fees from presold mortgages	319,668	273,946
Gain on sale of foreclosed real estate	65,280	—
Other	114,978	41,049

Total noninterest income	1,155,243	867,483

Noninterest expenses:
Compensation and benefits	3,491,859	2,789,246
Occupancy and equipment	644,502	581,493
Data processing	519,308	460,532
Advertising	160,364	109,848
Foreclosed real estate	139,562	17,226
Other	854,154	777,053

Total noninterest expenses	5,809,749	4,735,398

Income before income taxes	2,173,655	2,125,028
Income tax expense	772,319	789,482

Net income	$1,401,336	$1,335,546

Basic earnings per share	$1.21	$1.18

Diluted earnings per share	$1.19	$1.15

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

	Shares of Common Stock	Common Stock Amount	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2001	1,139,213	$4,815,656	$11,851,811	$(78,000)	$209,846	$16,799,313
Comprehensive income:
Net income	—	—	1,335,546	—	—	1,335,546
Other comprehensive loss, net of taxes:
Net decrease in fair value of securities available for sale	—	—	—	—	(78,181)	(78,181)

Total comprehensive income						1,257,365

Common stock issued pursuant to:
Stock options exercised	13,964	83,788	—	—	—	83,788
Compensation (Note 11)	—	63,050	—	—	—	63,050
Release of unearned shares	—	—	—	39,000	—	39,000
Cash dividends declared ($.64 per share)	—	—	(731,925)	—	—	(731,925)

Balance, December 31, 2002	1,153,177	4,962,494	12,455,432	(39,000)	131,665	17,510,591
Comprehensive income:
Net income	—	—	1,401,336	—	—	1,401,336
Other comprehensive loss, net of taxes:
Net decrease in fair value of securities available for sale	—	—	—	—	(89,251)	(89,251)

Total comprehensive income						1,312,085

Common stock issued pursuant to:
Stock options exercised	46,628	279,768	—	—	—	279,768
Current income tax benefit	—	161,397	—	—	—	161,397
Stock traded to exercise options	(2,776)	(61,040)	—	—	—	(61,040)
Compensation (Note 11)	—	77,377	—	—	—	77,377
Release of unearned shares	—	—	—	39,000	—	39,000
Cash dividends declared ($.64 per share)	—	—	(742,314)	—	—	(742,314)

Balance, December 31, 2003	1,197,029	$5,419,996	$13,114,454	$—	$42,414	$18,576,864

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows From Operating Activities:
Net income	$1,401,336	$1,335,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	311,089	300,232
Amortization of net premiums	174,060	32,254
Deferred income taxes	21,910	(306,933)
Provision for loan losses	352,027	1,014,552
Gain on sale of available-for-sale securities	(1,202)	—
Gain on sale of foreclosed real estate	(65,280)	—
Shares allocated to ESOP contribution	116,377	102,050
Changes in assets and liabilities:
(Increase) decrease in:
Presold mortgages in process of settlement	1,314,700	(1,153,600)
Other assets	(1,671)	(144,909)
Accrued interest receivable	89,429	(32,862)
Increase (decrease) in:
Accrued interest payable	(81,823)	(187,908)
Accrued expenses and other liabilities	(32,210)	(552,741)

Net cash provided by operating activities	3,598,742	405,681

Cash Flows From Investing Activities:
Net investment in time deposits	(100,000)	—
Proceeds from maturities, prepayments, and calls of available-for-sale securities	15,501,102	11,662,508
Proceeds from sales of available-for-sale securities	1,541,659	—
Proceeds from maturity and calls of held-to-maturity securities	64,301	26,989
Purchase of available for sale securities	(26,808,317)	(22,519,714)
Purchase of Federal Home Loan Bank stock	(265,000)	(732,500)
Net change in loans receivable	(2,657,954)	(15,429,624)
Proceeds from sale of foreclosed real estate	771,900	—
Purchase of property and equipment	(3,251,129)	(300,804)

Net cash used by investing activities	(15,203,438)	(27,293,145)

See Notes to Consolidated Financial Statements.

KS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows From Financing Activities:
Net increase in deposits	$4,223,861	$9,201,436
Decrease in advance payments from borrowers for taxes and insurance	(18,863)	(3,635)
Advances from Federal Home Loan Bank	22,500,000	22,000,000
Principal payments - Federal Home Loan Bank advances	(17,200,000)	(4,000,000)
Cash dividends paid	(742,314)	(731,925)
Proceeds from exercise of stock options, net	218,728	83,788

Net cash provided by financing activities	8,981,412	26,549,664

Net decrease in cash and cash equivalents	(2,623,284)	(337,800)
Cash and cash equivalents:
Beginning	7,635,921	7,973,721

Ending	$5,012,637	$7,635,921

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$4,411,101	$5,384,578

Income taxes	$797,158	$1,125,609

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer from loans to real estate acquired in settlement of loans	$1,408,367	$402,365

Change in unrealized losses on available for sale securities, net	$(89,251)	$(78,181)

Increase in loans receivable through sale of foreclosed real estate	$36,000	$—

See Notes to Consolidated Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

Organization and operations

In December 1993, pursuant to a Plan of Conversion approved by its members and regulators, Kenly Savings Bank, Inc., SSB amended and restated its charter to effect its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank and became a wholly owned subsidiary of KS Bancorp, Inc. (“KS Bancorp” or the “Company”), a holding company formed in connection with the conversion. On January 1, 1999, Kenly Savings Bank, Inc., SSB changed its name to KS Bank, Inc. (the “Bank”). The Company’s principal business activities consist of the ownership of the Bank and a loan to the ESOP for its purchase of the Company’s common stock, which was paid in full during 2003. The Bank originates mortgage, commercial and consumer loans within its primary lending area of Johnston, Wilson, Wayne and Wake counties.

Basis of presentation

The consolidated financial statements include the accounts of KS Bancorp and its wholly owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks.

Investment securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest is not accrued on loans 90 days or more past due unless the loans are adequately secured and in the process of collection. Interest is not accrued on other loans when management believes collection is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory examiners may require the Bank to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Presold mortgages in process of settlement

As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors and are transferred to them at par within several weeks of the Company initially funding the loan. The Company receives origination fees from borrowers and servicing release premiums from the investors that are recognized on the income statement in the line item “fees from presold mortgages.” Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its consolidated statements of financial condition at cost.

Foreclosed real estate

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations of the property are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed real estate expense.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. The estimated lives for buildings are 40 years and the estimated lives for equipment and fixtures range from 3 to 20 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Federal Home Loan Bank stock

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost.

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Stock compensation plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for its stock-based compensation in accordance with APB 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein where applicable. However, the Company has not issued any stock options or stock-based compensation since the enactment of SFAS No. 123. Therefore, the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied are not applicable.

Retirement plans

The Bank’s employee stock ownership plan (the “ESOP”) covers substantially all of its employees. Contributions to the plan are based upon amounts necessary to fund the amortization requirements of the ESOP’s debt to the Company, subject to compensation limitations, and are charged to expense. The ESOP debt was paid in full during 2003. During 2003, the Bank discontinued its defined contribution retirement plan. There are no accrued unfunded amounts with respect to this discontinued plan.

The Bank also has a 401(k) retirement plan which is available to substantially all employees. The Bank matches voluntary contributions by participating employees.

Additionally, the Bank has a Supplemental Executive Retirement Plan covering senior executives. The Bank finances the future anticipated benefits to be provided under this plan through contributions to whole life insurance policies.

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. None of the Company’s outstanding stock options were anti-dilutive in 2003 or 2002.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Earnings per share (Continued)

The basic and diluted weighted average shares outstanding are as follows:

	2003	2002
Weighted average shares outstanding	1,162,215	1,144,711
Less weighted average unallocated ESOP shares	2,960	9,460

Weighted average outstanding shares used for basic EPS	1,159,255	1,135,251
Plus incremental shares from assumed exercise of stock options	18,586	25,798

Weighted average outstanding shares used for diluted EPS	1,177,841	1,161,049

There were no adjustments required to be made to net income in the computation of diluted earnings per share.

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Unrealized gains and losses on available for sale securities are the Company’s only component of accumulated other comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	2003	2002
Unrealized gains (losses) arising during the year	$(142,752)	$(126,098)
Tax effect	54,270	47,917

	(88,482)	(78,181)

Reclassification adjustment for (gains) losses realized in income	(1,202)	—
Tax effect	433	—

	(769)	—

Net of tax amount	$(89,251)	$(78,181)

Off-balance-sheet risk

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements and equity lines of credit. Such financial instruments are recorded when they are funded.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Fair value of financial instruments

The estimated fair values required under Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying Note 15 for the fair value of the Company’s financial instruments are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value estimates presented in Note 15 are based on pertinent information available to management as of December 31, 2003 and 2002, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and due from banks, time deposits, presold mortgages in process of settlement, and accrued interest receivable

The carrying amounts reported in the statement of financial condition for these instruments approximate their fair values due to the short-term nature of these instruments.

Investment securities

Investment securities include debt and mortgage-backed securities which are publicly traded. Market values for these securities are based on quoted market prices.

Federal Home Loan Bank stock

The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans

The fair value for substantially all loans has been estimated by discounting the projected future cash flows at December 31, 2003 and 2002, using the rate on that date at which similar loans would be made to borrowers with similar credit ratings and for similar maturities or repricing periods. The discount rate used has been adjusted by an estimated credit risk factor to approximate the adjustment that would be applied in the marketplace for any nonperforming loans. Certain prepayment assumptions have also been made depending upon the original contractual lives of the loans. For certain loans which are indexed and adjust with other quoted rates, the carrying basis is considered to approximate fair value.

Deposits

The fair value of deposits with no stated maturities, including transaction accounts and passbook savings accounts, is estimated to be equal to the amount payable on demand as of December 31, 2003 and 2002. The fair value of certificates of deposit is based upon the discounted value of future contractual cash flows. The discount rate is estimated using the rates offered on December 31, 2003 and 2002 for deposits of similar remaining maturities.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Advances from the Federal Home Loan Bank

The fair value of these advances is based upon the discounted value using current rates at which borrowings of similar maturity could be obtained.

Accrued interest payable

The carrying amounts of accrued interest payable approximate their fair value.

New accounting standards

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. The Company is in the process of determining the impact of FIN 46 and FIN 46R on its consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note 2. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Note 2.	Investment Securities

Investment securities consist of the following:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for sale:
Debt securities:
Federal agency securities	$11,500,024	$13,670	$(67,565)	$11,446,129
Municipal securities	5,716,350	70,447	(13,216)	5,773,581
Mortgage-backed securities	15,460,658	73,805	(8,732)	15,525,731

	$32,677,032	$157,922	$(89,513)	$32,745,441

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Held to maturity:
Debt securities:
Mortgage-backed securities	$64,301	$—	$(1,306)	$62,995

Available for sale:
Debt securities:
Federal agency securities	$9,700,000	$129,264	$—	$9,829,264
Municipal securities	3,075,668	17,018	(25,433)	3,067,253
Mortgage-backed securities	10,308,666	91,514	—	10,400,180

	$23,084,334	$237,796	$(25,433)	$23,296,697

The amortized cost and estimated market value of debt securities at December 31, 2003 by contractual maturity are as shown below.

	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year through five years	2.89%	$14,443,364	$14,394,978
Due in five years through ten years	5.29%	1,416,263	1,444,545
Due in excess of ten years	5.16%	1,356,747	1,380,188

		$17,216,374	$17,219,711

The amortized cost and estimated market value of mortgage-backed securities by contractual maturities are not reported because the actual maturities may be, and often are, significantly different from contractual maturities.

Note 2.	Investment Securities (Continued)

For the year ended December 31, 2003, proceeds from sales of securities available for sale amounted to approximately $1,543,000 and gross realized gains and losses amounted to approximately $14,000 and ($13,000), respectively. There were no sales of securities available for sale during the year ended December 31, 2002.

Securities with a fair value of $4,050,000 and $4,300,000 at December 31, 2003 and 2002, respectively, were pledged to secure public monies on deposit and the Bank’s depository relationship with the Federal Reserve Bank.

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003. These unrealized losses on investment securities are a result of volatility in the market during 2003 and relate to nine federal agency securities, two municipal securities, and one mortgage-backed security. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
Federal agencies securities	$8,932,459	$67,565	$—	$—	$8,932,459	$67,565
Municipal securities	1,266,617	13,216			1,266,617	13,216
Mortgage-backed securities	1,450,374	8,732	—	—	1,450,374	8,732

Total temporarily impaired securities	$11,649,450	$89,513	$—	$—	$11,649,450	$89,513

Note 3.	Loans

Loans consist of the following:

	2003	2002
Conventional first mortgage loans	$70,428,797	$81,912,045
Construction loans	30,290,086	26,669,331
Equity-line loans	14,780,962	14,868,808
Loans on deposit accounts	415,450	444,000
Consumer loans	2,391,988	4,655,198
Commercial loans	45,571,775	30,137,036

	163,879,058	158,686,418

Less:
Undisbursed portion of loans in process	10,411,225	6,278,716
Unamortized loan fees	337,146	291,767
Allowance for loan losses	1,357,877	1,276,685

	12,106,248	7,847,168

	$151,772,810	$150,839,250

Weighted average yield	6.27%	6.89%

Note 3.	Loans (Continued)

The following summarizes transactions in the allowance for loan losses:

	Years Ended December 31,
	2003	2002
Balance, beginning	$1,276,685	$574,695
Provision for loan losses	352,027	1,014,552
Charge-offs:
Conventional first mortgage loans	(147,167)	(49,408)
Consumer loans	(72,866)	(117,562)
Commercial loans	(127,505)	(156,592)
Recoveries	76,703	11,000

Net charge-offs	(270,835)	(312,562)

Balance, ending	$1,357,877	$1,276,685

No loans have been restructured during 2003 or 2002. Loans totaling $1,920,751 and $1,404,753 were considered impaired as of December 31, 2003 and 2002, respectively, and consist entirely of nonaccrual loans. Impaired loans had related allowances for loan losses of $192,075 and $140,475 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003 and 2002 was $1,182,918 and $1,165,963, respectively. At December 31, 2003, loans greater than 90 days past due still accruing interest totaled $480,103. For the years ended December 31, 2003 and 2002, the Company recognized no interest income from impaired loans during the time within the years that the loans were impaired.

Loans outstanding to the Company’s officers and directors (including their affiliates) are shown below. In the opinion of management, these loans were made at lending terms and rates available to the general public and do not involve more than the normal risks of collectibility.

2003
Balance, beginning	$1,481,000
Loans of newly elected directors	2,210,000
Originations	196,000
Repayments	(70,000)

Balance, ending	$3,817,000

Note 4.	Property and Equipment

Following is a summary of property and equipment at December 31, 2003 and 2002:

	2003	2002
Land	$1,778,662	$1,314,294
Buildings and improvements	4,688,821	2,302,422
Furniture and equipment	2,701,759	2,096,053
Construction in progress	—	205,849

	9,169,242	5,918,618
Accumulated depreciation	(2,281,351)	(1,970,767)

Total	$6,887,891	$3,947,851

Depreciation and amortization amounting to $311,089 and $300,232 for the years ended December 31, 2003 and 2002, respectively, is included in occupancy and equipment expense.

The Company leases, under a noncancelable arrangement, a branch facility in Garner, North Carolina for $5,250 per month. Future rentals under this lease are as follows:

2004	$63,000
2005	63,000
2006	63,000
2007	15,750

$204,750

This lease contains an option to extend for a five year period, the cost of which is not included above. Rental expense amounted to $64,800 and $65,550 during the years ended December 31, 2003 and 2002, respectively.

Note 5.	Deposits

Deposits consist of the following:

	2003	2002
Regular savings accounts, 1.0%	$6,039,360	$5,580,030
NOW accounts, 0.25% to 1.0%	10,152,936	9,493,798
Money market deposit accounts, .50% to 1.75%	11,137,141	8,880,918
Noninterest-bearing accounts	7,994,314	7,607,848

	35,323,751	31,562,594

Certificates:
0.00% - 2.99%	76,919,038	36,996,074
3.00% - 4.50%	27,652,441	62,073,137
4.51% - 6.50%	2,274,876	5,312,628
6.51% and above	80,592	2,082,404

	106,926,947	106,464,243

	$142,250,698	$138,026,837

Weighted average cost of funds	1.92%	2.66%

Note 5.	Deposits (Continued)

Certificate accounts are summarized by maturity at December 31, 2003 as follows:

	2004	2005	2006	2007	Total
0.00% - 2.99%	$58,039,850	$14,738,310	$3,456,736	$684,142	$76,919,038
3.00% - 4.50%	13,744,760	6,849,491	4,716,564	2,341,626	27,652,441
4.51% - 6.50%	2,154,488	120,388	—	—	2,274,876
6.51% and above	80,592	—	—	—	80,592

	$74,019,690	$21,708,189	$8,173,300	$3,025,768	$106,926,947

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $35,645,345 and $33,817,625, respectively. These time deposits mature as follows:

Amount
Maturity
Less than 3 months	$7,975,306
3 to 6 months	4,846,755
6 to 12 months	9,345,912
More than 12 months	13,477,372

$35,645,345

Interest expense on deposits is summarized below:

	Years Ended December 31,
	2003	2002
Regular savings accounts	$39,282	$78,716
NOW and money market accounts	143,928	218,804
Certificates	2,973,559	3,776,954

	3,156,769	4,074,474
Forfeitures	(6,936)	(11,352)

	$3,149,833	$4,063,122

Note 6.	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank consist of the following:

	Maturing in Year Ending	Interest Rate	December 31,
Type			2003	2002
Fixed	2003	6.41%	$—	$6,000,000
Convertible	2010	5.57%	5,000,000	5,000,000
Convertible	2011	4.83%	1,800,000	1,800,000
Convertible	2011	4.98%	2,000,000	2,000,000
Convertible	2011	4.67%	2,000,000	2,000,000
Variable	2003	1.30%	—	8,000,000
Fixed	2003	2.13%	—	1,600,000
Fixed	2004	2.73%	1,600,000	1,600,000
Fixed	2005	3.43%	1,800,000	1,800,000
Fixed	2003	2.13%	—	1,600,000
Fixed	2004	2.49%	1,600,000	1,600,000
Fixed	2005	3.02%	1,800,000	1,800,000
Convertible	2013	2.91%	6,000,000	—
Convertible	2006	1.21%	5,000,000	—
Fixed	2006	2.43%	1,500,000	—
Fixed	2005	2.22%	1,000,000	—
Fixed	2006	2.87%	2,000,000	—
Fixed	2007	3.56%	2,000,000	—
Fixed	2007	3.43%	2,000,000	—
Variable	2004	1.17%	3,000,000	—

			$40,100,000	$34,800,000

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are collateralized by all of the Company’s FHLB stock and qualifying first mortgage loans pledged in the form of a blanket floating lien. The balance of qualifying first mortgage loans as of December 31, 2003 was approximately $66 million. This agreement with the FHLB provides for a line of credit up to 25% of the Bank’s assets. The maximum amount outstanding under the line of credit at any month-end during 2003 was $40.1 million.

Note 7.	Income Taxes

At December 31, 2003, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of $1,221,000 for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank’s effective tax rate would be increased to the maximum percent under existing law. Unrecorded deferred income taxes on pre 1988 tax bad debt reserves amounted to approximately $465,000 at December 31, 2003.

Note 7.	Income Taxes (Continued)

Significant components of deferred taxes at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$523,462	$492,162
Deferred compensation and directors’ death benefits	80,563	74,975
Other	47,421	24,650

Total deferred tax assets	651,446	591,787

Deferred tax liabilities:
Accumulated depreciation	306,779	177,180
Federal Home Loan Bank stock	84,540	84,540
Tax bad debt reserves	—	48,030
Unrealized net appreciation, investments	25,995	80,698

Total deferred tax liabilities	417,314	390,448

Net deferred tax assets	$234,132	$201,339

The significant components of the provision for income taxes for the years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31,
	2003	2002
Current tax provision:
Federal	$635,541	$965,924
State	114,868	130,491

	750,409	1,096,415

Deferred tax provision (benefit):
Federal	17,988	(251,996)
State	3,922	(54,937)

	21,910	(306,933)

Net provision for income taxes	$772,319	$789,482

The difference between the provision for income taxes and the amounts applied by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2003	2002
Expense computed at statutory rate of 34%	$739,043	$722,510
Effect of state income taxes	78,401	49,866
Other, net	(45,125)	17,106

	$772,319	$789,482

Note 8.	Concentration of Credit Risk, Off-Balance-Sheet Risk and Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and equity lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk is as follows:

	December 31,
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,245,000	$5,519,228
Undisbursed lines of credit	22,825,971	18,990,738
Standby letters of credit	—	109,810

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the customer. The collateral held is the underlying real estate.

During 2003, the Bank sold its consumer credit card business to an unrealted financial institution. As required under the terms of this transaction, the Bank has guaranteed accounts of certain customers. As of December 31, 2003, the Bank’s exposure under this guarantee agreement totaled approximately $103,000.

Note 9.	Employee Benefits

The Bank has a 401(k) retirement plan which contains provisions for specified matching contributions by the Bank. The Bank funds contributions as they accrue and 401(k) expense totaled $73,945 and $67,208 for the years ended December 31, 2003 and 2002, respectively.

During 2002, the Bank discontinued its defined contribution retirement plan. Contributions to the plan amounted to $0 and $56,008 for the years ended December 31, 2003 and 2002, respectively.

Note 9.	Employee Benefits (Continued)

During 2001, the Bank adopted a Supplemental Executive Retirement Plan (SERP) for its senior executives. The Company has purchased life insurance policies in order to provide future funding of benefit payments. Plan benefits will accrue and vest during the period of employment and will be paid in fixed monthly benefit payments over ten years commencing with the officer’s retirement at any time after attainment of age sixty-five. Benefits will accrue based upon the performance of the underlying life insurance policies both during employment and after retirement. During 2003 and 2002, expense attributable to this plan amounted to $43,044 and $37,279, respectively.

The accounting and reporting aspects of the Bank’s ESOP plan are described in Note 11.

Employment agreements - The Company has entered into employment agreements with two of its executive officers to ensure a stable and competent management basis. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Director, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Note 10.	Deferred Compensation for Directors

The Bank has a deferred compensation plan for its directors to be paid in the form of death benefits. The death benefits vest to each director in amounts ranging from $2,000 to a maximum of $20,000 depending upon years of service. At December 31, 2003 and 2002, the Bank had accrued $90,000 and $88,551, respectively, which represents the present value of the death benefits based on directors’ life expectancies. Expense associated with the plan amounted to $1,500 and $12,000 for the years ended December 31, 2003 and 2002, respectively.

Note 11.	Employee Stock Ownership Plan

The Bank has an employee stock ownership plan (the “ESOP”) to benefit employees with 1,000 hours of annual service and who have attained age 21. The ESOP is funded by contributions made by the Bank.

The ESOP borrowed funds from the Company to partially finance its purchase of the common stock of the Company. The loan bears interest at 7.5% and matured December 29, 2003. The loan was repaid by the ESOP with contributions made by the Bank and earnings on the ESOP’s assets. At December 31, 2003 and 2002, the outstanding balance of the loan receivable from the ESOP was $0 and $39,000 respectively, which is presented as a reduction of stockholders’ equity. Shares purchased by the ESOP are held in suspense for allocation among participants as the loan is repaid. Through December 31, 2003, the ESOP had purchased 80,497 shares of the Company’s common stock. At December 31, 2003 all shares had been allocated. As of December 31, 2002, 6,500 shares had not been allocated. Based upon the market value of the Company’s stock at December 31, 2002, the fair value of the unallocated shares amounted to approximately $105,000.

Dividends on unallocated shares may be used by the ESOP to repay the debt to the Company and are not reported as dividends in the financial statements. Dividends on allocated or committed to be allocated shares are credited to the accounts of the participants and reported as dividends in the financial statements.

Note 11.	Employee Stock Ownership Plan (Continued)

Contributions are allocated among participants on the basis of compensation in the year of allocation. Benefits become 100% vested after five years of credited service. Forfeitures of noninvested benefits will be reallocated among remaining participating employees in the same proportion as contributions.

The Company has the obligation to redeem the holdings of plan participants in the event the participants request the Company to do so upon their retirement and if shares cannot be sold through the open market. The market value of the ESOP shares was approximately $1,630,000 at December 31, 2003.

The Bank has charged expense of $119,302 and $108,786 for the years ended December 31, 2003 and 2002, respectively, in connection with the ESOP. The expense for 2003 and 2002 includes, in addition to the cash contribution necessary to fund the ESOP’s annual principal and interest installment on the loan to the Company, $77,377 and $63,050, respectively, which represents the difference between the fair market value of the shares which have been committed to be released to participants, and the cost of these shares to the ESOP.

Note 12.	Regulatory Matters

The Bank is subject to the capital requirements of the FDIC and the Administrator of the North Carolina Savings Institutions Division.

The FDIC requires the Bank to have a minimum leverage ratio of Tier I Capital (principally consisting of retained earnings and common stockholders’ equity, less any intangible assets) to total assets of 3%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier I capital. The North Carolina Administrator requires a net worth equal to at least 5% of total assets.

At December 31, 2003 and 2002, the Bank complied with all the capital requirements as shown below:

	2003
	Leverage Ratio of Tier 1 Capital	Tier 1 Risk- Adjusted Capital	Risk- Based Capital	NC Savings Bank Capital
Consolidated stockholders’ equity at December 31, 2003	$18,576,864	$18,576,864	$18,576,864	$18,576,864
Unrealized gains on investment securities	(42,414)	(42,414)	(42,414)	(42,414)
Holding company’s equity at December 31, 2003	(491,174)	(491,174)	(491,174)	(491,174)
Loan loss allowances	—	—	1,357,877	1,357,877

Regulatory capital	18,043,276	18,043,276	19,401,153	19,401,153
Minimum capital requirement	5,948,340	5,459,360	10,918,720	10,066,850

Excess	$12,094,936	$12,583,916	$8,482,433	$9,334,303

Note 12.	Regulatory Matters (Continued)

	2003
	Leverage Ratio of Tier 1 Capital	Tier 1 Risk- Adjusted Capital	Risk- Based Capital	NC Savings Bank Capital
Total tangible Bank only assets at December 31, 2003	$—	$—	$—	$201,337,000
Average tangible Bank only assets December 31, 2003 quarter	198,278,000	—	—	—
Risk-weighted Bank only assets at December 31, 2003	—	136,484,000	136,484,000	—
Capital as a percentage of assets:
Actual	9.10%	13.22%	14.21%	9.64%
Required	3.00%	4.00%	8.00%	5.00%

Excess	6.10%	9.22%	6.21%	4.64%

	2002
	Leverage Ratio of Tier 1 Capital	Tier 1 Risk- Adjusted Capital	Risk- Based Capital	NC Savings Bank Capital
Consolidated stockholders’ equity at December 31, 2002	$17,510,591	$17,510,591	$17,510,591	$17,510,591
Unrealized gains on investment securities	(131,665)	(131,665)	(131,665)	(131,665)
Holding company’s equity at December 31, 2002	(235,669)	(235,669)	(235,669)	(235,669)
Loan loss allowances	—	—	1,276,685	1,276,685

Regulatory capital	17,143,257	17,143,257	18,419,942	18,419,942
Minimum capital requirement	5,725,950	5,003,760	10,007,520	9,548,000

Excess	$11,417,307	$12,139,497	$8,412,422	$8,871,942

Note 12.	Regulatory Matters (Continued)

	2002
	Leverage Ratio of Tier 1 Capital	Tier 1 Risk- Adjusted Capital	Risk- Based Capital	NC Savings Bank Capital
Total tangible Bank only assets at December 31, 2002	$—	$—	$—	$190,961,000
Average tangible Bank only assets December 31, 2002 quarter	190,865,000	—	—	—
Risk-weighted Bank only assets at December 31, 2002	—	125,094,000	125,094,000	—
Capital as a percentage of assets:
Actual	8.98%	13.70%	14.72%	9.65%
Required	3.00%	4.00%	8.00%	5.00%

Excess	5.98%	9.70%	6.72%	4.65%

Under the FDIC prompt corrective action regulations, a savings institution is considered to be well capitalized if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I capital to risk-weighted assets is at least 6.0%, and its ratio of Tier I capital to total average assets is at least 5.0%.

The Bank meets all of the above requirements at December 31, 2003 and is considered to be well capitalized under the prompt corrective action regulations.

At the time of its conversion from a mutual to a stock charter, the Bank established a liquidation account in an amount equal to its net worth as of September 30, 1993 for the benefit of all holders of deposit accounts with an aggregate balance in excess of $50 on March 31, 1993. In the unlikely event of a complete liquidation of the Bank (and only in such event), each eligible account holder will be entitled to his or her interest in the liquidation account prior to any payments to holders of common stock. An eligible account holder’s interest in the liquidation account will be computed on December 31 each year and is reduced, or will cease to exist, if the funds in the related deposit account are withdrawn. The interest of an eligible account holder in the liquidation account will never be increased, even if there is an increase in the related deposit account after March 31, 1993.

Subject to applicable law, the Board of Directors of the Company and the Bank may each provide for the payment of dividends. Future declarations of cash dividends, if any, by the Company may depend upon dividend payments by the Bank to the Company. The Bank paid dividends of $600,000 and $500,000 to the Company during 2003 and 2002, respectively. The Company declared and paid dividends of $742,314 and $731,925 to stockholders during 2003 and 2002, respectively. Subject to regulations promulgated by the North Carolina Administrator, the Bank will not be permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount required for the liquidation account or its capital requirement.

Note 13.	Stock Option and Bonus Compensation Plan

The Company has an Employee Stock Option Plan which provides for the granting of options to purchase shares of the Company’s common stock to certain key employees and a Nonqualified Stock Option Plan which provides for the granting of options to purchase shares of the Company’s common stock to non-employee directors. An aggregate of 134,827 and 67,414 shares, respectively, of common stock was reserved under the plans. The exercise price of the options is not less than 100% of the fair value of the common stock on the date the options were granted, and pursuant to the plan, options may not be exercised until specified time restrictions have lapsed and option periods may not exceed ten (10) years.

A summary of activity in the plans for the years ended December 31, 2003 and 2002 is as follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	46,628	$6.00	60,592	$6.00
Granted	—	—	—	—
Exercised	(46,628)	6.00	(13,964)	6.00
Forfeited	—	—	—	—

Outstanding at end of year	—	$—	46,628	$6.00

All options under the Nonqualified Stock Option Plan were exercisable at December 31, 2002 and were fully exercised before their expiration date in December 2003. Accordingly, at December 31, 2003 there were no options outstanding under this plan. As of December 31, 2002 there were 35,355 options outstanding under this plan.

All options under the Employee Stock Option Plan were all exercisable at December 31, 2002 and were fully exercised before their expiration date in December 2003. Accordingly, at December 31, 2003 there were no options outstanding under this plan. As of December 31, 2002 there were 11,273 options outstanding under this plan.

Additionally, the Company has a bonus compensation plan which provides that incentive compensation will be payable annually to those directors and employees who hold unexercised options issued pursuant to the Employee Stock Option Plan and the Nonqualified Stock Option Plan for Directors. Incentive compensation is paid annually equal to the number of unexercised options granted under the plans times the amount of dividends declared per common share outstanding. Pursuant to Board approval, effective January 1, 1999, only outstanding options under the Nonqualified Stock Option Plan for Directors are eligible for the annual incentive compensation. Expense amounted to $7,712 and $16,861 in connection with the bonus compensation plan during 2003 and 2002, respectively.

Note 14.	Employment Agreements

The Company has entered into employment agreements with two of its executive officers to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested rights, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Note 15.	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,012,637	$5,012,637	$7,635,921	$7,635,921
Time deposits	100,000	100,000	—	—
Accrued interest receivable	944,749	944,749	1,034,178	1,034,178
Investment securities:
Held to maturity	—	—	64,301	62,995
Available for sale	32,677,032	32,745,441	23,296,697	23,296,697
Federal Home Loan Bank stock	2,005,000	2,005,000	1,740,000	1,740,000
Presold mortgages in process of settlement	103,900	103,900	1,418,600	1,418,600
Loans, net	151,772,810	153,111,000	150,839,250	153,409,000
Financial liabilities:
Deposits	142,250,698	140,796,000	138,026,837	137,688,000
Advances from Federal Home Loan Bank	40,100,000	39,673,000	34,800,000	35,311,000
Accrued interest payable	226,859	226,859	308,682	308,682

Note 16.	Parent Company Financial Data

The following is a summary of the condensed financial statements of KS Bancorp, Inc. as of and for the years ended December 31, 2003 and 2002:

Condensed Balance Sheets

December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$329	$248
Investment in Subsidiary	18,085	17,275
Other assets	179	115

	$18,593	$17,638

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and other liabilities	$17	$128
Stockholders’ equity:
Common stock	5,420	4,962
Unearned ESOP shares	—	(39)
Accumulated other comprehensive income	42	132
Retained earnings, substantially restricted	13,114	12,455

	$18,593	$17,638

Condensed Statements of Income

Years Ended December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
Equity in earnings of subsidiary	$1,422	$1,352
Interest income	7	11
Other income	—	—
Other expense	(41)	(16)
Income taxes	13	(11)

Net income	$1,401	$1,336

Note 16.	Parent Company Financial Data (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$1,401	$1,336
Noncash items included in net income:
Equity in earnings of KS Bank	(1,422)	(1,352)
Change in assets and liabilities:
(Increase) decrease in other assets	97	(12)
Increase (decrease) in accrued expenses and other liabilities	(111)	(25)

Net cash provided by in operating activities	(35)	(53)

Cash Flows from Investing Activities:
Upstream dividend received from KS Bank	600	500

Net cash provided by investing activities	600	500

Cash Flows from Financing Activities:
Cash dividends paid	(742)	(732)
Repayment of ESOP debt	39	39
Exercise of stock options, net	219	83

Net cash used in financing activities	(484)	(610)

Net increase (decrease) in cash:	81	(163)
Beginning	248	411

Ending	$329	$248

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s independent certified public accountants. The Audit Committee of the Board of Directors of the Company has selected Dixon Hughes PLLC as the Company’s independent auditor for the fiscal year ending December 31, 2004. Such selection is being submitted for ratification to the Company’s shareholders at the 2004 Annual Meeting.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company has adopted a Code of Ethics that applies to all its employees. The Company will provide any person without charge, upon request, a copy of the Company’s Code of Ethics. Such a request may be made in writing to the Company’s principal address, as listed on the cover of this Annual Report.

The other information required by this Item 9 appears on pages 5 through 9 of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item 10 appears on pages 9 and 10 of the Company’s Proxy Statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company did not have any compensation plans under which securities are authorized for issuance as of the end of fiscal year 2003. The other information required by this Item 11 appears on pages 3 through 5 of the Proxy Statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 appears on page 12 of the Company’s Proxy Statement

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

13(a)	Exhibits

A listing of the exhibits to this Report on Form 10-KSB is set forth on the Index to Exhibits which immediately precedes such exhibits and is incorporated herein by reference.

13(b)	The Company filed a report on Form 8-K announcing third quarter earnings and declaring a dividend on October 27, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 appears on page 13 of the Company’s Proxy Statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KS BANCORP, INC.

Date: March 29, 2004	By:	/s/ Harold T. Keen

Harold T. Keen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harold T. Keen Harold T. Keen	President and Chief Executive Officer and Director	March 29, 2004

/s/ Earl W. Worley, Jr. Earl W. Worley, Jr.	Senior Vice President and Chief Financial Officer	March 29, 2004

/s/ A. Carroll Coleman A. Carroll Coleman	Director	March 29, 2004

/s/ Robert E. Fields Robert E. Fields	Director	March 29, 2004

/s/ R. Harold Hinnant R. Harold Hinnant	Director	March 29, 2004

/s/ James C. Parker James C. Parker	Director	March 29, 2004

/s/ R. Elton Parrish R. Elton Parrish	Director	March 29, 2004

/s/ Ralph Edward Scott, Jr. Ralph Edward Scott, Jr.	Director	March 29, 2004

/s/ Sidney E. Sauls Sidney E. Sauls	Director	March 29, 2004

/s/ Gordon C. Woodruff Gordon C. Woodruff	Director	March 29, 2004

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993

3(ii)	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993 and amended on November 3, 1993.

4	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993

11	See Note 1 to Consolidated Financial Statements set forth at page 39 of the this Annual Report for the Statement Regarding Computation of Per Share Earnings.

21	See Item 1 of this Annual Report “– Description of Business – Subsidiaries.”

23(i)	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Tables of Additional Financial Information Required by Industry Guide 3