Form 10QSB
period 2004-03-31
KS BANCORP INC
filed 2004-05-13
CIK 912764

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 000-22734

KS BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1842707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1031 NORTH BRIGHTLEAF BLVD., SMITHFIELD, NC 27577

(Address of principal executive office)

(919) 938-3101

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

As of May 3, 2004, 1,197,029 shares of the issuer’s common stock, no par value, were outstanding.

Forward-Looking Statement Disclaimer

Statements made in this Form 10-QSB, other than those concerning historical information, should be considered forward-looking statements pursuant to the safe harbor provisions of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this Form 10-Q was prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate,” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by KS Bank, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectability of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environments and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission, including but not limited to those described in KS Bancorp, Inc.’s annual report on Form 10-KSB for the year ended December 31, 2003.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS
Cash and due from banks:
Interest-earning	$3,854	$4,033
Noninterest-earning	772	980
Time deposits	100	100
Investment securities:
Available for sale	33,180	32,745
Federal Home Loan Bank stock, at cost	1,855	2,005
Presold mortgages in process of settlement	339	104

Loans	158,917	153,131
Allowance for loan losses	(1,438)	(1,358)

Net loans	157,479	151,773
Accrued interest receivable	987	945
Foreclosed real estate, net	968	1,085
Property and equipment, net	6,893	6,888
Other assets	590	858

Total assets	$207,017	$201,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$150,543	$142,251
Advances from Federal Home Loan Bank	37,100	40,100
Accrued interest payable	221	227
Accrued expenses and other liabilities	346	362

Total liabilities	188,210	182,940

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; 1,197,029 issued and outstanding	5,420	5,420
Retained earnings, substantially restricted	13,174	13,114
Accumulated other comprehensive income	213	42

Total stockholders’ equity	18,807	18,576

Total liabilities and stockholders’ equity	$207,017	$201,516

*	Derived from audited consolidated financial statements.

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,508	$2,751
Investment securities:
Taxable	272	220
Tax-exempt	34	29
Dividends	17	19
Interest-earning deposits	10	14

TOTAL INTEREST INCOME	2,841	3,033

INTEREST EXPENSE
Deposits	698	878
Advances from Federal Home Loan Bank	318	322

TOTAL INTEREST EXPENSE	1,016	1,200

NET INTEREST INCOME	1,825	1,833
PROVISION FOR LOAN LOSSES	75	48

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,750	1,785

NON-INTEREST INCOME
Service charges on deposit accounts	201	151
Fees from presold mortgages	36	82
Gain on sale of foreclosed real estate	12	19
Other income	24	25

TOTAL NON-INTEREST INCOME	273	277

NON-INTEREST EXPENSE
Compensation and benefits	957	796
Occupancy and equipment	203	164
Data processing and outside service fees	145	122
Advertising	51	29
Foreclosed real estate	27	20
Other	229	165

TOTAL NON-INTEREST EXPENSE	1,612	1,296

INCOME BEFORE INCOME TAXES	411	766
INCOME TAXES	160	294

NET INCOME	$251	$472

NET INCOME PER COMMON SHARE
Basic	$.21	$.41

Diluted	$.21	$.40

DIVIDENDS PER COMMON SHARE	$.16	$.16

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$251	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of foreclosed real estate	(12)	(19)
Gain on sale of available for sale investment securities	(2)	—
Depreciation	71	71
Amortization, net	24	36
Release of ESOP shares	—	18
Provision for loan losses	75	48
Change in assets and liabilities:
Increase in presold mortgages in process of settlement	(235)	(937)
(Increase) decrease in accrued interest receivable	(42)	96
Decrease in other assets	163	282
Decrease in accrued interest payable	(6)	(27)
Increase in accrued expenses and other liabilities	4	10

NET CASH PROVIDED BY OPERATING ACTIVITIES	291	50

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of:
Available for sale investment securities	(7,261)	(3,422)
Proceeds from sales, maturities and calls of:
Available for sale investment securities	7,080	4,623
Held to maturity investment securities	—	2
(Purchase) sale of Federal Home Loan Bank stock	150	(300)
Net increase in loans	(5,799)	(1,213)
Proceeds from sales of foreclosed real estate	147	64
Purchase of property and equipment	(76)	(530)

NET CASH USED BY INVESTING ACTIVITIES	(5,759)	(776)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,292	2,756
Increase (decrease) in advance payments from borrowers for taxes and insurance	(20)	13
Principal payments - Federal Home Loan Bank advances	(3,000)	—
Cash dividends paid	(191)	(184)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,081	2,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(387)	1,859

CASH AND CASH EQUIVALENTS, BEGINNING	5,013	7,636

CASH AND CASH EQUIVALENTS, ENDING	$4,626	$9,495

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The financial statements include the accounts of KS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, KS Bank, Inc (“KS Bank”). Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares used in computing basic net income per share	1,197,029	1,147,761
Effect of dilutive stock options	—	22,338

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,197,029	1,170,099

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $422,000 and $407,000, respectively.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations are presented to assist in understanding the consolidated financial condition and results of operations of KS Bancorp, Inc. (the “Company”). The Company is a registered bank holding company operating under the supervision of the Federal Reserve Board and is the parent company of KS Bank, Inc. (the “Bank”). The Bank is a North Carolina-chartered stock savings bank, operating under the banking laws of North Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

Comparison of Financial Condition at

March 31, 2004 and December 31, 2003

Consolidated total assets increased by $5.5 million during the three months ended March 31, 2004, from $201.5 million at December 31, 2003 to $207.0 million at March 31, 2004. This growth in the Company’s total assets resulted primarily from increases in our net loan portfolio from $151.8 million at December 31, 2003 to $157.5 million at March 31, 2004. Funding for this growth was provided primarily from increases in customer deposits of $8.3 million. The liquidity generated from the growth in our deposits was also used during the period to repay $3.0 million in advances from the Federal Home Loan Bank.

Total stockholders’ equity increased $231,000 from $18.6 million at December 31, 2003 to $18.8 million at March 31, 2004. This increase resulted principally from net income for the three months of $251,000 and unrealized gains on available for sale investment securities during the period of $171,000, net of the Company’s regular quarterly dividends during the three months totaling $191,000, or $.16 per share.

Comparison of Results of Operations for the

Three months ended March 31, 2004 and 2003

Net Income. Net income for the quarter ended March 31, 2004 was $251,000, or $.21 per share - basic, as compared with net income of $472,000, or $.41 per share - basic, for the three months ended March 31, 2003, a decrease of $221,000, or $.20 per share. The decrease in our earnings resulted primarily from increases in our non-interest expenses. Most notably, compensation and benefits and occupancy and equipment have increased during the first quarter of 2004 as compared to the same period of 2003 due to the bank’s expansion into its newly constructed headquarters and branch facility in Smithfield during the fourth quarter of 2003.

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

Net interest income decreased $8,000 to $1,825,000 during the quarter ended March 31, 2004 in comparison to the $1,833,000 earned during the same period in 2003. This decrease was attributable to the suppressed interest rate environment, which impacted the rates we earn on our assets more significantly than the rates we pay for our deposits and borrowings. However, the effects on net interest income of this interest rate environment were offset somewhat by the increased level of our average interest earning assets for the first quarter of 2004 as compared to the same period for 2003. Overall, the interest rates for our interest-earning assets dropped approximately 77 basis points during the first quarter of 2004 compared to the first quarter of 2003 while the interest rates we pay for our interest-bearing liabilities decreased by approximately 59 basis points. The declining level of interest rates combined with a decease in our average net interest earning assets resulted in decreases in our net interest rate spread, from 3.72% in the 2003 quarter to 3.54% in the current year quarter, and in our net yield on average interest-earning assets, from 3.98% in the 2003 quarter to 3.73% in the current year.

Provision for Loan Losses. The provision for loan losses was $75,000 and $48,000 for the quarters ended March 31, 2004 and 2003, respectively. There were net loan recoveries of $5,000 during the quarter ended March 31, 2004 as compared to net loan charge-offs of $14,000 during the quarter ended March 31, 2003. At March 31, 2004, nonaccrual loans aggregated $2.2 million, while the allowance for loan losses stood at $1.4 million or .90% of total loans. At December 31, 2003, nonaccrual loans aggregated $1.9 million while the allowance was $1.3 million or .89% of total loans. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $273,000 for the three months ended March 31, 2004 as compared with $277,000 for the three months ended March 31, 2003, a decrease of $4,000.

Non-Interest Expenses. Non-interest expenses increased to $1.6 million during the quarter ended March 31, 2004 as compared with $1.3 million for the quarter ended March 31, 2003, an increase of $316,000. The increase resulted primarily from an increase in salaries and employee benefits, occupancy and equipment, data processing fees, and advertising of $161,000, $39,000, $23,000, and $22,000 respectively. These costs arose primarily as result of the newly constructed headquarters and branch facility in Smithfield, NC which was opened during the fourth quarter of 2003.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.9% and 38.4% for the three months ended March 31, 2004 and 2003, respectively.

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

At March 31, 2004, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities) comprised 18.3% of total assets and 25.2% of total deposits. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Banking Commission (“NCBC”). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The NCBC requires a net worth equal to at least 5% of total assets. At March 31, 2004, KS Bank exceeded the capital requirements of both the FDIC and the NCBC.

Item 3 - Controls and Procedures

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

Part II. OTHER INFORMATION

Item 5. Other Information

The Bank entered into employment contracts with two executive officers during the quarter Ending March 31, 2004. These contracts are attached as Exhibit 10.1 and Exhibit 10.2.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
3(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993

3(ii)	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993 and amended on November 3, 1993.

Exhibit #	Description
10.1	Employment Agreement between KS Bank, Inc. and Harold T. Keen, dated January 12, 2004

10.2	Employment Agreement between KS Bank, Inc. and Earl W. Worley, Jr., dated January 12, 2004

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed a Form 8-K on January 23, 2004 announcing the Company’s fourth quarter 2003 financial results and dividend.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KS BANCORP, INC.

Date: May 13, 2004	By:	/s/ Harold T. Keen
Harold T. Keen
President and Chief Executive Officer

Date: May 13, 2004	By:	/s/ Earl W. Worley, Jr.
Earl W. Worley, Jr.
Chief Financial Officer