Form 10QSB
period 2004-06-30
KS BANCORP INC
filed 2004-08-11
CIK 912764

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[    ] Transition Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number      000-22734

KS BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1842707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1031 NORTH BRIGHTLEAF BLVD., SMITHFIELD, NC 27577

(Address of principal executive office)

(919) 938-3101

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No

As of August 2, 2004, 1,197,029 shares of the issuer’s common stock, no par value, were outstanding.

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS
Cash and due from banks:
Interest-earning	$5,072	$4,033
Noninterest-earning	708	980
Time deposits	100	100
Investment securities:
Available for sale	34,650	32,745
Federal Home Loan Bank stock, at cost	1,905	2,005
Presold mortgages in process of settlement	83	104

Loans	166,217	153,131
Allowance for loan losses	(1,407)	(1,358)

Net loans	164,810	151,773

Accrued interest receivable	1,034	945
Foreclosed real estate, net	1,345	1,085
Property and equipment, net	6,855	6,888
Other assets	1,116	858

Total assets	$217,678	$201,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$161,786	$142,251
Advances from Federal Home Loan Bank	37,100	40,100
Accrued interest payable	231	227
Accrued expenses and other liabilities	507	362

Total liabilities	199,624	182,940

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; 1,197,029 issued and outstanding in 2004 and 2003, respectively	5,420	5,420
Retained earnings, substantially restricted	13,304	13,114
Accumulated other comprehensive income (loss)	(670)	42

Total stockholders’ equity	18,054	18,576

Total liabilities and stockholders’ equity	$217,678	$201,516

* Derived from audited consolidated financial statements.

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,613	$2,704	$5,121	$5,455
Investment securities:
Taxable	216	170	459	390
Tax-exempt	106	30	169	59
Dividends	17	20	34	39
Interest-earning deposits	14	15	24	29

TOTAL INTEREST INCOME	2,966	2,939	5,807	5,972

INTEREST EXPENSE
Deposits	753	838	1,451	1,716
Advances from Federal Home Loan Bank	317	267	635	589

TOTAL INTEREST EXPENSE	1,070	1,105	2,086	2,305

NET INTEREST INCOME	1,896	1,834	3,721	3,667
PROVISION FOR LOAN LOSSES	75	114	150	162

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,821	1,720	3,571	3,505

NON-INTEREST INCOME
Service charges on deposit accounts	243	164	444	315
Fees from presold mortgages	31	106	67	188
Gain on sale of foreclosed real estate	39	36	51	36
Gain on sale of investments	—	—	2	—
Other income	15	50	39	94

TOTAL NON-INTEREST INCOME	328	356	603	633

NON-INTEREST EXPENSE
Compensation and benefits	967	846	1,924	1,642
Occupancy and equipment	191	163	394	327
Data processing and outside service fees	154	128	299	250
Advertising	30	33	81	62
Foreclosed real estate	44	14	71	34
Other	240	260	469	425

TOTAL NON-INTEREST EXPENSE	1,626	1,444	3,238	2,740

INCOME BEFORE INCOME TAXES	523	632	936	1,398
INCOME TAXES	203	249	363	543

NET INCOME	$320	$383	$573	$855

NET INCOME PER COMMON SHARE
Basic	$.27	$.33	$.48	$.74

Diluted	$.27	$.33	$.48	$.73

DIVIDENDS PER COMMON SHARE	$.16	$.16	$.32	$.32

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$573	$855
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of foreclosed real estate	(51)	(36)
Gain on sale of available for sale investment securities	(2)	—
Gain on sale of property and equipment	(2)	—
Depreciation	191	146
Amortization, net	56	85
Release of ESOP shares	—	36
Provision for loan losses	150	162
Change in assets and liabilities:
(Increase) decrease in presold mortgages in process of settlement	21	(1,276)
Increase in accrued interest receivable	(89)	(15)
Decrease in other assets	178	16
Increase (decrease) in accrued interest payable	4	(52)
Increase in accrued expenses and other liabilities	145	49

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,174	(30)

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in time deposits	—	(100)
Purchases of:
Available for sale investment securities	(12,477)	(9,905)
Proceeds from sales, maturities and calls of:
Available for sale investment securities	9,369	9,608
Held to maturity investment securities	—	4
(Purchase) sale of Federal Home Loan Bank stock	100	150
Net increase in loans	(13,825)	(677)
Proceeds from sales of foreclosed real estate	429	203
Purchase of property and equipment	(185)	(972)
Proceeds from sales of property and equipment	29	—

NET CASH USED BY INVESTING ACTIVITIES	(16,560)	(1,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,535	2,480
Principal payments—Federal Home Loan Bank advances	(3,000)	(3,000)
Cash dividends paid	(382)	(370)
Proceeds from exercise of stock options	—	47

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	16,153	(843)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	767	(2,562)

CASH AND CASH EQUIVALENTS, BEGINNING	5,013	7,636

CASH AND CASH EQUIVALENTS, ENDING	$5,780	$5,074

KS Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of KS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – NET INCOME PER SHARE

Net income per common share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, employee stock ownership plan shares are only considered outstanding for the basic earnings per share calculations when they are earned or committed to be released.

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	1,197,029	1,156,905	1,197,029	1,152,358
Effect of dilutive stock options	—	19,473	—	20,887

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,197,029	1,176,378	1,197,029	1,173,245

NOTE C – COMPREHENSIVE INCOME

For the quarter ended June 30, 2004 and 2003, total comprehensive income (loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $(561,000) and $504,000, respectively.

For the six months ended June 30, 2004 and 2003, total comprehensive income (loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $(139,000) and $911,000, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at

June 30, 2004 and December 31, 2003

During the six months ended June 30, 2004 consolidated total assets increased by $16.2 million, from $201.5 million at December 31, 2003 to $217.7 million at June 30, 2004. This growth in the Company’s total assets resulted primarily from increases in our net loan portfolio from $151.8 million at December 31, 2003 to $164.8 million at June 30, 2004. The growth in the loan portfolio resulted primarily from increases in commercial loans secured by real estate, which increased $10.5 million. Additionally, liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $2.7 million. Funding for this growth was provided primarily from increases in customer deposits of $19.5 million. The liquidity generated from the growth in our deposits was also used during the period to repay $3.0 million in advances from the Federal Home Loan Bank.

Total stockholders’ equity decreased $522,000 from $18.6 million at December 31, 2003 to $18.1 million at June 30, 2004. This decrease, which was partially offset by net income of $573,000, resulted principally from unrealized losses on available for sale investment securities during the period of $712,000, and the Company’s regular quarterly dividends during the six months totaling $382,000, or $.32 per share. At June 30, 2004 the Bank was considered to be well capitalized, as such term is defined in applicable federal regulations.

Comparison of Results of Operations for the

Three months ended June 30, 2004 and 2003

Net Income. Net income for the quarter ended June 30, 2004 was $320,000, or $.27 per share—basic, as compared with net income of $383,000, or $.33 per share—basic, for the three months ended June 30, 2003, a decrease of $63,000, or $.06 per share. The decrease in our earnings resulted primarily from increases in our non-interest expenses, which were partially offset by growth in our net interest income. All of these factors are addressed in the discussion that follows.

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

Net interest income increased $62,000 to $1,896,000 during the quarter ended June 30, 2004 in comparison to the $1,834,000 earned during the same period in 2003. Our management of the rate applicable to these interest-bearing liabilities, in conjunction with the overall growth in our loan portfolio, has resulted in the increased amount of net interest income.

Provision for Loan Losses. The provision for loan losses was $75,000 and $114,000 for the quarters ended June 30, 2004 and 2003, respectively. There were net loan charge-offs of $106,000 during the quarter ended June 30, 2004 as compared to net loan charge-offs of $13,000 during the quarter ended June 30, 2003. The increase in net loan charge offs is primarily due to write-downs in nonperforming assets. At June 30, 2004, nonaccrual loans aggregated $1.2 million, while the allowance for loan losses stood at $1.4 million or .85% of total loans. At December 31, 2003, nonaccrual loans aggregated $1.9 million, while the allowance was $1.3 million or .89% of total loans. The allowance for loan losses as a percentage of total loans decreased slightly when comparing December 31, 2003 to June 30, 2004 primarily due to an increase in the overall quality of the loan portfolio during the first 6 months of 2004. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $328,000 for the three months ended June 30, 2004 as compared with $356,000 for the three months ended June 30, 2003, a decrease of $28,000. Service charges on deposits increased $79,000 for the three months ended June 30, 2004 as compared to June 30, 2003. This increase is primarily due to the new product, overdraft protection, which was introduced in December 2003. The increase in service charges was offset by a decrease of $75,000 for the three months ended June 30, 2004 in fees from presold mortgages. During this quarter, the Bank decided to retain certain residential mortgage loans rather than to sell them on a pre-approved basis to secondary investors. Retention of these loans, in addition to the overall weakened demand within the mortgage market, resulted in a reduction in fee income from presold mortgages. In 2003 there was a one-time gain on the sale of the Bank’s consumer credit card line totaling $49,000.

Non-Interest Expenses. Non-interest expenses increased to $1.6 million during the quarter ended June 30, 2004 as compared with $1.4 million for the quarter ended June 30, 2003, an increase of $182,000. The increase resulted primarily from an increase in salaries and employee benefits, occupancy and equipment, and data processing fees, of $121,000, $28,000, and $26,000 respectively. The increase in salaries and employee benefits were primarily due to normal salary adjustments, the addition of new personnel to assist with regulatory compliance, and rising insurance cost. The increase in occupancy and equipment, and data processing fees are the result of the Company’s continuing growth. Additionally, during the quarter ended June 30, 2004, the Bank incurred expenses related to retaining and sustaining foreclosed assets totaling $44,000.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.8% and 39.4% for the three months ended June 30, 2004 and 2003, respectively.

Comparison of Results of Operations for the

Six months ended June 30, 2004 and 2003

Net Income. Net income for the six months ended June 30, 2004 was $573,000, or $.48 per share—basic, as compared with net income of $855,000, or $.74 per share—basic, for the six months ended June 30, 2003, a decrease of $282,000, or $.26 per share. The decrease in our earnings resulted primarily from increases in our non-interest expenses. Most notably, compensation and benefits, and occupancy have increased during the first six months of 2004 as compared to the same period of 2003. The increase in these expenses is the result of the Bank’s continued growth into new markets as well as the addition of new employees. The increase in non-interest expense was partially offset by increases in net interest income of $54,000.

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

Net interest income increased $54,000 to $3,721,000 during the six months ended June 30, 2004 in comparison to the $3,667,000 earned during the same period in 2003. Our management of the rate applicable to interest-bearing liabilities, in conjunction with the overall growth in our loan portfolio, has resulted in an increased net interest rate spread, from 3.69% in the same period in 2003 to 4.63% in the current year.

Provision for Loan Losses. The provision for loan losses was $150,000 and $162,000 for the six months ended June 30, 2004 and 2003, respectively. There were net loan charge-offs of $101,000 during the six months ended June 30, 2004 as compared to net loan charge-offs of $27,000 during the six months ended June 30, 2003. At June 30, 2004, nonaccrual loans aggregated $1.2 million, while the allowance for loan losses stood at $1.4 million or .85% of total loans. At December 31, 2003, nonaccrual loans aggregated $1.9 million, while the allowance was $1.3 million or .89% of total loans. The allowance for loan losses as a percentage of total loans decreased slightly when comparing December 31, 2003 to June 30, 2004 primarily due to an increase in the overall quality of the loan portfolio during the first 6 months of 2004. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $603,000 for the six months ended June 30, 2004 as compared with $633,000 for the six months ended June 30, 2003, a decrease of $30,000. This decrease primarily resulted from a reduction in fees from presold mortgages as previously discussed.

Non-Interest Expenses. Non-interest expenses increased to $3.2 million during the six months ended June 30, 2004 as compared with $2.7 million for the six months ended June 30, 2003, an increase of $498,000. The increase resulted primarily from an increase in salaries and employee benefits, occupancy and equipment, and data processing fees of $282,000, $67,000, and $49,000 respectively. The increase in salaries and employee benefits were primarily due to normal salary adjustments, the addition of new personnel to assist with regulatory compliance and rising insurance cost. The increase in occupancy and equipment are the result of the Company’s continuing growth. Furthermore, the Bank’s data processing fees have increased due to the growth in new accounts.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.8% and 38.8% for the six months ended June 30, 2004 and 2003, respectively.

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

At June 30, 2004, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities) comprised 18.6% of total assets and 25.1% of total deposits. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Banking Commission (“NCBC”). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The NCBC requires a net worth equal to at least 5% of total assets. At June 30, 2004, KS Bank exceeded the capital requirements of both the FDIC and the NCBC.

Item 3 – Controls and Procedures

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Stockholders was held on May 4, 2004. Of the 1,197,029 shares entitled to vote at the meeting, 944,587 shares voted. The following matters were voted on at the meeting:

Proposal 1.	To elect three members of the Board of Directors until the Annual Meeting of Stockholders in 2007. Votes for each were as follows:

Name	For	Withheld
A. Carroll Coleman	944,339	248
R. Harold Hinnant	944,587	0
Eugene David Jackson	944,339	248

The following directors continue in office after the meeting: Ralph E. Scott, Jr., Sidney E. Sauls, James C. Parker, Harold T. Keen, Gordon C. Woodruff, and B. Kenneth Jones, II.

Proposal 2.	To ratify the appointment of Dixon Hughes PLLC as the Company’s independent auditors for the year ending December 31, 2004.

For	Against	Abstain
940,090	2,498	1,999

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

3(i)	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993, and amended on November 3, 1993

3(ii)	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, Registration No. 33-69522, dated September 25, 1993 and amended on November 3, 1993.

10.1	Employment Agreement between KS Bank, Inc. and Harold T. Keen, dated January 12, 2004, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed May 13, 2004.

10.2	Employment Agreement between KS Bank, Inc. and Earl W. Worley, Jr., dated January 12, 2004, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed May 13, 2004.

11	See the Consolidated Statement of Operations (Unaudited) and Note B of the Notes to Consolidated Financial Statements set forth at page 4 and page 6, respectively, of the this Quarterly Report for the Statement Regarding Computation of Per Share Earnings.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed a Form 8-K on April 23, 2004 announcing the Company’s first quarter 2004 financial results and dividend.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KS BANCORP, INC.

Date: August 11, 2004	By:	/s/ Harold T. Keen
Harold T. Keen President and Chief Executive Officer

Date: August 11, 2004	By:	/s/ Earl W. Worley, Jr.
Earl W. Worley, Jr. Chief Financial Officer