Form 10QSB
period 2004-09-30
KS BANCORP INC
filed 2004-11-12
CIK 912764

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(Address of principal executive office)

(919) 938-3101

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 10, 2004, 1,197,029 shares of the issuer’s common stock, no par value, were outstanding.

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS
Cash and due from banks:
Interest-earning	$3,663	$4,033
Noninterest-earning	1,212	980
Time deposits	100	100
Investment securities available for sale	35,811	32,745
Federal Home Loan Bank stock, at cost	2,245	2,005
Presold mortgages in process of settlement	329	104

Loans	171,495	153,131
Allowance for loan losses	(1,340)	(1,358)

Net loans	170,155	151,773

Accrued interest receivable	1,064	945
Foreclosed real estate, net	1,011	1,085
Property and equipment, net	6,865	6,888
Other assets	753	858

Total assets	$223,208	$201,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$158,661	$142,251
Advances from Federal Home Loan Bank	44,900	40,100
Accrued interest payable	240	227
Accrued expenses and other liabilities	605	362

Total liabilities	204,406	182,940

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; none issued	—	—
Common stock, no par value, authorized 20,000,000 shares; 1,197,029 issued and outstanding in 2004 and 2003, respectively	5,420	5,420
Retained earnings, substantially restricted	13,401	13,114
Accumulated other comprehensive income (loss)	(19)	42

Total stockholders’ equity	18,802	18,576

Total liabilities and stockholders’ equity	$223,208	$201,516

*	Derived from audited consolidated financial statements.

See accompanying s notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,617	$2,545	$7,738	$8,000
Investment securities:
Taxable	195	149	654	539
Tax-exempt	136	36	305	95
Dividends	18	13	52	52
Interest-earning deposits	12	10	36	39

TOTAL INTEREST INCOME	2,978	2,753	8,785	8,725

INTEREST EXPENSE
Deposits	780	742	2,231	2,458
Advances from Federal Home Loan Bank	350	275	985	864

TOTAL INTEREST EXPENSE	1,130	1,017	3,216	3,322

NET INTEREST INCOME	1,848	1,736	5,569	5,403
PROVISION FOR LOAN LOSSES	104	—	254	162

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,744	1,736	5,315	5,241

NON-INTEREST INCOME
Service charges on deposit accounts	240	170	684	485
Fees from presold mortgages	18	95	85	283
Gain (loss) on sale of foreclosed real estate	(27)	(16)	24	20
Gain on sale of investments	1	—	3	—
Other income	20	11	59	105

TOTAL NON-INTEREST INCOME	252	260	855	893

NON-INTEREST EXPENSE
Compensation and benefits	948	950	2,872	2,592
Occupancy and equipment	196	151	590	478
Data processing and outside service fees	147	130	446	380
Advertising	22	53	103	115
Foreclosed real estate	66	39	137	73
Other	248	189	717	614

TOTAL NON-INTEREST EXPENSE	1,627	1,512	4,865	4,252

INCOME BEFORE INCOME TAXES	369	484	1,305	1,882
INCOME TAXES	81	187	444	730

NET INCOME	$288	$297	$861	$1,152

NET INCOME PER COMMON SHARE
Basic	$.24	$.26	$.72	$1.00

Diluted	$.24	$.25	$.72	$.98

DIVIDENDS PER COMMON SHARE	$.16	$.16	$.48	$.48

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$861	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of foreclosed real estate	(24)	(20)
Gain on sale of available for sale investment securities	(3)	—
Loss on sale of property and equipment	1	—
Depreciation	296	219
Amortization, net	87	146
Release of ESOP shares	—	55
Provision for loan losses	254	162
Change in assets and liabilities:
(Increase) decrease in presold mortgages in process of settlement	(225)	834
(Increase) decrease in accrued interest receivable	(119)	3
Decrease in other assets	142	3
Increase (decrease) in accrued interest payable	13	(80)
Increase in accrued expenses and other liabilities	243	120

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,526	2,594

CASH FLOWS FROM INVESTING ACTIVITIES
Net investment in time deposits	—	(100)
Purchases of:
Available for sale investment securities	(14,346)	(22,309)
Proceeds from sales, maturities and calls of:
Available for sale investment securities	11,098	14,819
Held to maturity investment securities	—	13
Purchase of Federal Home Loan Bank stock	(240)	(115)
Net increase (decrease) in loans	(19,426)	934
Proceeds from sales of foreclosed real estate	888	275
Purchase of property and equipment	(326)	(1,931)
Proceeds from sales of property and equipment	52	—

NET CASH USED BY INVESTING ACTIVITIES	(22,300)	(8,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,410	2,577
Advances from Federal Home Loan Bank	18,000	19,500
Principal payments - Federal Home Loan Bank advances	(13,200)	(17,200)
Cash dividends paid	(574)	(556)
Proceeds from exercise of stock options	—	69

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,636	4,390

NET DECREASE IN CASH AND CASH EQUIVALENTS	(138)	(1,430)

CASH AND CASH EQUIVALENTS, BEGINNING	5,013	7,636

CASH AND CASH EQUIVALENTS, ENDING	$4,875	$6,206

See accompanying notes.

KS Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of KS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, KS Bank, Inc. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

The weighted average number of shares outstanding or assumed to be outstanding are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	1,197,029	1,159,479	1,197,029	1,154,758

Effect of dilutive stock options	—	19,215	—	20,321

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	1,197,029	1,178,694	1,197,029	1,175,079

NOTE C - COMPREHENSIVE INCOME

For the quarters ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $939,000 and $98,000, respectively.

For the nine months ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $800,000 and $1,009,000, respectively.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

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

Comparison of Financial Condition at

September 30, 2004 and December 31, 2003

During the nine months ended September 30, 2004 consolidated total assets increased by $21.7 million, from $201.5 million at December 31, 2003 to $223.2 million at September 30, 2004. This growth in the Company’s total assets resulted primarily from increases in our net loan portfolio from $151.8 million at December 31, 2003 to $170.2 million at September 30, 2004. The growth in the loan portfolio resulted primarily from increases in commercial loans secured by real estate, which has increased $15.1 million year to date. Additionally, liquid assets, consisting of cash and cash equivalents and investment securities available for sale, experienced a net increase of $2.9 million. Funding for this growth was provided primarily from increases in total deposits of $16.4 million.

Total stockholders’ equity increased $225,000 from $18.6 million at December 31, 2003 to $18.8 million at September 30, 2004. The increase resulted principally from net income during the nine months of $861,000 net of the Company’s regular quarterly dividends during the nine months totaling $574,000, or $.48 per share. At September 30, 2004 the Bank was considered to be well capitalized, as such term is defined in applicable federal regulations.

Comparison of Results of Operations for the

Three months ended September 30, 2004 and 2003

Net Income. Net income for the quarter ended September 30, 2004 was $288,000, or $.24 per basic share, as compared with net income of $297,000, or $.26 per basic share, for the three months ended September 30, 2003, a decrease of $9,000, or $.02 per share. The decrease in our earnings resulted primarily from increases in our non-interest expenses, which were partially offset by growth in our net interest income. All of these factors are addressed in the discussion that follows.

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

Net interest income increased $112,000 to $1,848,000 during the quarter ended September 30, 2004 in comparison to the $1,736,000 earned during the same period in 2003. Our management of the rate applicable to our interest-bearing liabilities, in conjunction with the overall growth in our loan portfolio, has resulted in the increased amount of net interest income.

Provision for Loan Losses. The provision for loan losses was $104,000 for the quarter ended September 30, 2004 and there was no provision recorded for the same period in 2003. There were net loan charge-offs of $171,000 during the quarter ended September 30, 2004 as compared to net loan charge-offs of $163,000 during the quarter ended September 30, 2003. The increase in net loan charge offs is primarily due to write-downs in nonperforming assets. At September 30, 2004, nonaccrual loans aggregated $420,000, while the allowance for loan losses stood at $1.3 million or .78% of total loans. At December 31, 2003, nonaccrual loans aggregated $1.9 million, while the allowance was $1.4 million or .89% of total loans. The allowance for loan losses as a percentage of total loans decreased slightly when comparing December 31, 2003 to September 30, 2004 primarily due to an increase in the overall volume and quality of the loan portfolio during the first 9 months of 2004. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $252,000 for the three months ended September 30, 2004 as compared with $260,000 for the three months ended September 30, 2003, a decrease of $8,000. Service charges on deposits increased $70,000 for the three months ended September 30, 2004 as compared to September 30, 2003. This increase is primarily due to the new product, overdraft protection, which was introduced in December 2003. The increase in service charges was offset by a decrease of $77,000 for the three months ended September 30, 2004 in fees from presold mortgages. The Bank decided to retain certain residential mortgage loans rather than to sell them on a pre-approved basis to secondary investors. Retention of these loans, in addition to the overall weakened demand within the mortgage market, resulted in a reduction in fee income from presold mortgages.

Non-Interest Expenses. Non-interest expenses increased to $1.6 million during the quarter ended September 30, 2004 as compared with $1.5 million for the quarter ended September 30, 2003, an increase of $116,000. The increase resulted primarily from an increase in occupancy and equipment, data processing fees, and foreclosed real estate of $45,000, $17,000, and 27,000 respectively. The increase in occupancy and equipment, and data processing fees are the result of the Company’s continuing growth. Additionally, during the quarter ended September 30, 2004, the Bank incurred expenses related to retaining and sustaining foreclosed assets totaling $66,000.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 22.0% and 38.6% for the three months ended September 30, 2004 and 2003, respectively. The decrease in the provision in the current period resulted primarily from the increase in tax-exempt income as a percent of pre-tax income.

Comparison of Results of Operations for the

Nine months ended September 30, 2004 and 2003

Net Income. Net income for the nine months ended September 30, 2004 was $861,000, or $.72 per basic share, as compared with net income of $1,152,000, or $1.00 per basic share, for the nine months ended September 30, 2003, a decrease of $291,000, or $.28 per share. The decrease in our earnings resulted primarily from increases in our non-interest expenses. Most notably, compensation and benefits, and occupancy have increased during the first nine months of 2004 as compared to the same period of 2003. The increase in these expenses is the result of the Bank’s continued growth into new markets as well as the addition of new employees. The increase in non-interest expense was partially offset by increases in net interest income of $166,000.

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

Net interest income increased $166,000 to $5,569,000 during the nine months ended September 30, 2004 in comparison to the $5,403,000 earned during the same period in 2003. Our management of the rate applicable to these interest-bearing liabilities, in conjunction with the overall growth in our loan portfolio, has resulted in the increased amount of net interest income.

Provision for Loan Losses. The provision for loan losses was $254,000 and $162,000 for the nine months ended September 30, 2004 and 2003, respectively. There were net loan charge-offs of $272,000 during the nine months ended September 30, 2004 as compared to net loan charge-offs of $184,000 during the nine months ended September 30, 2003. At September 30, 2004, nonaccrual loans aggregated $420,000, while the allowance for loan losses stood at $1.3 million or .78% of total loans. At December 31, 2003, nonaccrual loans aggregated $1.9 million, while the allowance was $1.4 million or .89% of total loans. The allowance for loan losses as a percentage of total loans decreased slightly when comparing December 31, 2003 to September 30, 2004 primarily due to an increase in the overall quality of the loan portfolio during the first 9 months of 2004. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income totaled $855,000 for the nine months ended September 30, 2004 as compared with $893,000 for the nine months ended September 30, 2003, a decrease of $38,000. This decrease primarily resulted from a reduction in fees from presold mortgages as previously discussed.

Non-Interest Expenses. Non-interest expenses increased to $4.9 million during the nine months ended September 30, 2004 as compared with $4.3 million for the nine months ended September 30, 2003, an increase of $613,000. The increase resulted primarily from an increase in salaries and employee benefits, occupancy and equipment, and data processing fees of $280,000, $112,000, and $66,000 respectively. The increase in salaries and employee benefits were primarily due to normal salary adjustments, Bank growth, and the addition of new personnel. The increase in occupancy and equipment are the result of the Company’s continuing growth. Furthermore, the Bank’s data processing fees have increased due to the growth in new accounts.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 34.0% and 38.8% for the nine months ended September 30, 2004 and 2003, respectively.

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

At September 30, 2004, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities) comprised 18.3% of total assets and 25.7% of total deposits. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered savings bank, KS Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Banking Commission (“NCBC”). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum. The FDIC also requires KS Bank to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The NCBC requires a net worth equal to at least 5% of total assets. At September 30, 2004, KS Bank exceeded the capital requirements of both the FDIC and the NCBC.

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

KS BANCORP, INC.

Date: November 12, 2004	By:	/s/ Harold T. Keen
Harold T. Keen
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Earl W. Worley, Jr.
Earl W. Worley, Jr.
Chief Financial Officer